Form 10QSB
period 1998-06-30
VIRTUAL GAMING TECHNOLOGIES INC
filed 1998-11-16
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


                       Virtual Gaming Technologies, Inc.
                       ---------------------------------
                (Name of Small Business Issuer in its charter)


               Delaware                                  33-0716247
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


         12625 High Bluff Drive
               Suite 205A
          San Diego, California                          92130-2053
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code  619-259-5015
                                                           ------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [_]     NO  [X]

The number of shares of common stock, $.00001 par value outstanding as of October 31, 1998 was 8,366,558.

                       Virtual Gaming Technologies, Inc.

                       Table of Contents for Form 10-QSB

                          Quarter Ended June 30, 1998

                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION
    ITEM 1.  Financial Statements

       .  Consolidated Balance Sheets as of June 30, 1998 (unaudited)
          and December 31, 1997                                              3

       .  Consolidated Statements of Operations (unaudited) for six months ended June 30, 1998 and 1997 and three months ended
          June 30, 1998 and 1997                                             4

       .  Consolidated Statements of Cash Flows (unaudited) for six
          months ended June 30, 1998 and 1997                                6

       .  Notes to consolidated financial statements (unaudited)             7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations      9

PART 2 - OTHER INFORMATION                                                  11

VIRTUAL GAMING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

                                                        June 30,    December 31,
                                                          1998          1997
ASSETS                                                (Unaudited)    (Audited)
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                           $ 1,227,539   $   290,991
  Restricted cash                                         300,000             -
  Securities available for sale                                 -        55,190
  Prepaid expenses and other assets                        39,718        34,112
  Gaming license, net                                       4,167        54,167
                                                      --------------------------
       Total current assets                             1,571,424       434,460
                                                      --------------------------

Equipment, net                                            413,087       313,113
                                                      --------------------------

Deposits                                                   18,040        13,745
                                                      --------------------------
                                                      $ 2,002,551   $   761,318
                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current Liabilities
  Accounts payable and accrued expenses               $   361,664   $    85,658
  Funds held on deposit                                    36,368         5,588
  Current portion of capital lease obligation              10,370         9,334
  Note payable                                            150,000       150,000
                                                      --------------------------
       Total current liabilities                          558,402       250,580
                                                      --------------------------

Long-Term Portion of Capital Lease Obligation              13,987        19,447
                                                      --------------------------

Stockholders' Equity
  Common stock, $.00001 par value; authorized
   30,000,000 shares; number issuable and number
   issued and outstanding: June 1998: 0 and
   7,979,859 shares; 1997: 116,667 and 6,931,291
   shares, respectively                                        79            70
 Additional paid-in capital                             9,676,382     6,651,558
 Unrealized gain on securities available for sale               -           120
 Accumulated Deficit                                   (8,246,299)   (6,160,457)
                                                      --------------------------
                                                        1,430,162       491,291
                                                      --------------------------
                                                      $ 2,002,551   $   761,318
                                                      ==========================

VIRTUAL GAMING TECHNOLOGIES, INC.


Consolidated Statements of Operations

                                   Six Months Ended June 30,     Three Months Ended June 30,
                                   -------------------------     ---------------------------
                                      1998           1997           1998            1997
                                   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------
Casino Revenue                     $    99,764   $         -     $    62,181      $        -
 Less promotional discounts             22,152             -           2,150               -
                                   ---------------------------------------------------------

    Net Gaming Revenue                  77,612             -          60,031               -
                                   ---------------------------------------------------------

Operating Expenses:
 Operating expenses                  2,156,901     2,008,255       1,166,675         921,554
 Settlement expense                          -             -               -               -
                                   ---------------------------------------------------------
                                     2,156,901     2,008,255       1,166,675         921,554
                                   ---------------------------------------------------------

    (Loss) from Operations          (2,079,289)   (2,008,255)     (1,106,644)       (921,554)

Financial income (expense):
 Interest income                         6,129         5,056           4,632           2,238
 Interest expense                      (10,359)           (6)         (5,645)             (6)
 Loss on sale of securities             (1,103)            -               -               -
                                   ---------------------------------------------------------
                                        (5,333)        5,050          (1,013)          2,232
                                   ---------------------------------------------------------

    Net (loss) before
       income taxes                 (2,084,622)   (2,003,205)     (1,107,657)       (919,322)

Tax expense                              1,220         1,740               -           1,323
                                   ---------------------------------------------------------
       Net (loss)                  $(2,085,842)  $(2,004,945)    $(1,107,657)     $ (920,645)
                                   =========================================================

Basic and diluted loss per share   $     (0.27)  $     (0.35)    $     (0.14)     $    (0.16)
                                   =========================================================
Weighted average common
 shares outstanding                  7,607,444     5,793,019       8,121,327       5,881,643
                                   =========================================================

VIRTUAL GAMING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended June
                                                                  -----------------------------
                                                                     1998              1997
                                                                  (Unaudited)       (Unaudited)
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net (loss)                                                       $(2,085,842)      $(2,004,945)
   Adjustment to reconcile net (loss) to operating activities:
     Settlement expense                                                     -                 -
     Depreciation and amortization                                     40,982             5,098
     Loss on sale of securities available for sale                      1,103                 -
      Compensation related to the conversion of
       stockholder note payable                                             -                 -
     Issuance of common stock options and warrants
      for licensing and consulting fees and compensation              337,301         1,190,078
   Changes in assets and working capital components:
    (Increase) decrease in:
      Prepaid expenses                                                 (5,606)           10,001
      Restricted Cash                                                (300,000)                -
      Gaming license                                                   50,000          (100,000)
    Increase (decrease) in:
      Accounts payable and accrued expenses                           276,006            22,666
      Funds held on deposit                                            30,780                 -
                                                                  -----------------------------
       Net cash (used in)
            operating activities                                   (1,655,276)         (877,102)
                                                                  -----------------------------

Cash Flows from Investing Activities
 Increase in deposits                                                  (4,295)           (6,183)
 Purchase of equipment                                               (140,956)          (93,354)
 Purchase of investments available for sale                                 -                 -
 Proceeds from the sale of investments                                 53,967                 -
                                                                  -----------------------------
       Net cash provided by (used in) investing activities            (91,284)          (99,537)
                                                                  -----------------------------

VIRTUAL GAMING TECHNOLOGIES, INC.

                                                       Six Months Ended June
                                                       -----------------------
                                                          1998        1997
                                                       (Unaudited) (Unaudited)
------------------------------------------------------------------------------
Cash Flows from Financing Activities

 Net proceeds from sale of common stock                 2,687,532    1,483,774
 Principal payments/(borrowing) under capital lease        (4,424)
                                                       -----------------------
       Net cash provided by financing activities        2,683,108    1,483,774
                                                       -----------------------

       Net increase (decrease)
            in cash and cash equivalents                  936,548      507,135

Cash and cash equivalents at beginning of year            290,991      468,301
                                                       -----------------------

Cash and cash equivalents at end of year               $1,227,539   $  975,436
                                                       =======================

Supplemental Disclosures of Cash
 Flow Information

 Cash payments for:
   Interest                                            $    2,859   $        0
   Income taxes                                        $    1,220   $      866

Supplemental Schedule of Noncash
 Investing and Financing Activities

 Unrealized gain on securities                         $     (120)  $        -
------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtual Gaming Technologies, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement of Form 10-SB. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

The Company has derived all its revenues from Internet casino-style gaming, including baccarat, blackjack and video poker, and a pari-mutuel sports betting service. The Company's internally developed proprietary software applications allow for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company offers its gaming operations in several languages in certain international jurisdictions located in Asia, the Caribbean, Latin America, the Middle East, Australia, Europe and Africa. The Company's gaming operations are conducted by its wholly-owned subsidiary, Virtual Gaming Technologies (Antigua) Ltd., pursuant to a non-exclusive license from the Company and supported by a server site and hardware located in St. Johns, Antigua, West Indies.

The Company's policy is to accept subscriptions only from persons over the age of 21 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States.


Private Placement
-----------------

In January 1998, the Company commenced a private placement of shares of Common Stock, at a price of $3.00 per share. As of September 30, 1998, the Company had sold 1,320,571 shares of common stock for the gross proceeds of $3,961,713. The placement is being conducted pursuant to rule 506 under the Securities Act of 1933.


Authorized Share Capital
------------------------

On October 29, 1998, the Corporation increased its authorized common stock to 30,000,000 shares with $.00001 par value per share and provided for 10,000,000 shares of preferred stock with $.00001 par value per share. On said date, a Certificate of Amendment of Certificate of Incorporation of the Corporation (the "Amendment") was filed with the Delaware Secretary of State for the purpose of effecting the above-referenced changes. The Amendment was approved by a majority of the outstanding shares of common stock entitled to vote of the Corporation Pursuant to Written Consent of the Majority Stockholders effective as of September 29, 1998.


Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
-------------------

Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses. In September 1997, the Company commenced limited operations with live gaming activity, initially offering video poker and blackjack to its customers. In the first quarter of 1998, the Company introduced video baccarat, and in the second quarter of 1998 introduced an Internet based pari-mutuel sports-betting service.


Loss per common share
---------------------

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding and issuable under antidilution provisions during each period presented. Diluted per-share amounts assume the conversion of potential common stock, such as options and warrants. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an antidilutive effect.


Software development costs and recently issued accounting pronouncements
-------------------------------------------------------------------------

Software development costs for internal use software are expensed as incurred. The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is not expected to have a material impact on the Company's financial statements.


Regulation risk
---------------

The Company intends to provide its services in jurisdictions that do not prohibit gaming over the Internet. There can be no assurance that the Company will be able to comply with future government regulations that will affect gaming operations in a significant number of international jurisdictions. The United States has laws prohibiting gaming operations except by licensed persons. Currently, the effect of these laws on Internet gaming is uncertain. As a result, the Company does not intend to accept subscribers from the United States.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
---------------------------------------------------------------------

Plan of Operations
------------------

The Company is engaged in the business of offering gaming opportunities over the Internet. In September 1997, the Company commenced offering Casino style gaming opportunities over the Internet, including baccarat, blackjack and video poker, and in April 1998 commenced offering a pari-mutuel sports betting service. As of October 31, 1998, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of gaming operations in September 1997 through October 31, 1998, the Company generated only $119,764 of gross revenue from gaming operations. As of October 31, 1998, the Company had accepted 14,225 subscriptions for its Internet gaming operations and as of the same date cash deposits made by customers, which are used by customers for wagering, from inception of gaming operations totaled approximately $358,877.

The Company has financed its activities to date through the sale of its securities. In January 1998, the Company commenced a private placement of 1,400,000 shares of Common Stock, at a price of $3.00 per share. The offering is being conducted by management of the Company on a straight best efforts basis, which means that there is no minimum offering amount or escrow of proceeds and there is no commitments on the part of third parties to subscribe or arrange for others to subscribe for the purchase of the offered shares. As of October 31, 1998, the Company had sold 1,320,571 shares of Common Stock for the gross proceeds of $3,961,713.

As of June 30, 1998, the Company had a working capital of $1,013,022 and stockholders' equity of $1,430,162, however subsequent to June 30, 1998 the Company sold an additional 388,336 shares of Common Stock in the above-mentioned private placement for the gross proceeds of $1,165,008. The Company's plan of operations over the next 12 months includes the full scale roll-out of its casino style gaming operations and sportsbook over the Internet through the introduction of a multi-tiered marketing plan intended to target potential customers based on their historical gambling patterns. In addition to its working capital on hand as of October 31, 1998, the Company believes that it will require, at least, an additional $1,400,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1997 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

Year 2000 Compliance
--------------------

The Company utilizes computer software programs and operating systems, including applications used in operating the gaming services, the Company's proprietary software, network access, and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has appointed a Year 2000 Committee to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. The Committee is currently in the process of completing its identification of applications that are not Year 2000 compliant, if any. In addition, the Company has begun to ask its vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

The Company is in the early stages of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.


Forward Looking Statements
--------------------------

This Quarterly Report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's Registration Statement on Form 10-SB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this registration statement; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal 1997 financial statements; the risks and uncertainties of regulation of Internet gaming by the international community; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

              Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

              On October 29, 1998, the Corporation increased its authorized common stock to 30,000,000 shares with $.00001 par value per share and provided for 10,000,000 shares of preferred stock with $.00001 par value per share. On said date, a Certificate of Amendment of Certificate of Incorporation of the Corporation (the "Amendment") was filed with the Delaware Secretary of State for the purpose of effecting the above-referenced changes. The Amendment was approved by a majority of the outstanding shares of common stock entitled to vote of the Corporation Pursuant to Written Consent of the Majority Stockholders effective as of September 29, 1998.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              See Item 2 above.

Item 5.  Other Information.
         -----------------

              Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

              (a)  Exhibits
                   --------

                   Exhibit 27.

              (b)  Reports on Form 8-K
                   -------------------

                   Inapplicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Gaming Technologies, Inc.
(Registrant)

Date:  November 13, 1998                   /s/  BRUCE MERATI
                                           ------------------------------
                                           Bruce Merati