Form 10QSB
period 1998-09-30
VIRTUAL GAMING TECHNOLOGIES INC
filed 1998-11-16
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


                       Virtual Gaming Technologies, Inc.
                       ---------------------------------
                (Name of Small Business Issuer in its charter)


             Delaware                                   33-0716247
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


         12625 High Bluff Drive
               Suite 205A
         San Diego, California                           92130-2053
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)



        Registrant's telephone number, including area code  619-259-5015
                                                            ------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [_]       NO  [X]

The number of shares of common stock, $.00001 par value outstanding as of October 31, 1998 was 8,366,558.

                       Virtual Gaming Technologies, Inc.

                       Table of Contents for Form 10-QSB

                       Quarter Ended September 30, 1998

                                                                        Page
                                                                        Number
PART 1 - FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

        .  Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997                              3

        . Consolidated Statements of Operations (unaudited) for nine months ended September 30, 1998 and 1997 and three months
           ended September 30, 1998 and 1997                              4

        .  Consolidated Statements of Cash Flows (unaudited) for nine
           months ended September 30, 1998 and 1997                       6

        .  Notes to consolidated financial statements (unaudited)         7

      ITEM 2.  Management's Discussion and Analysis or Plan of
               operations                                                 9

PART 2 - OTHER INFORMATION                                                11

VIRTUAL GAMING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

                                                            September 30,        December 31,
ASSETS                                                           1998               1997
                                                             (Unaudited)          (Audited)
---------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                 $ 1,016,485            $   290,991
 Restricted cash                                               300,000                      -
 Securities available for sale                                       -                 55,190
 Prepaid expenses and other assets                              78,484                 34,112
 Gaming license, net                                            79,224                 54,167
                                                           ----------------------------------
       Total current assets                                  1,474,193                434,460
                                                           ----------------------------------
Equipment, net                                                 461,595                313,113
                                                           ----------------------------------
Deposits                                                        94,821                 13,745
                                                           ----------------------------------
                                                           $ 2,030,609            $   761,318
                                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable and accrued expenses                     $   449,715            $    85,658
 Funds held on deposit                                          25,653                  5,588
 Current portion of capital lease obligation                    10,929                  9,334
 Note payable                                                  150,000                150,000
                                                            ---------------------------------
       Total current liabilities                               636,297                250,580
                                                           ----------------------------------
Long-Term Portion of Capital Lease Obligation                   11,036                 19,447
                                                           ----------------------------------

Stockholders' Equity
 Common stock, $.00001 par value; authorized 30,000,000
   shares; number issuable and number issued and
   outstanding:  September 1998: 0 and 8,368,192 shares;
   1997: 116,667 and 6,931,291 shares, respectively                 85                     70
 Additional paid-in capital                                 10,858,329              6,651,558
 Unrealized gain on securities available for sale                    -                    120
 Accumulated Deficit                                        (9,475,138)            (6,160,457)
                                                           ----------------------------------
                                                             1,383,276                491,291
                                                           ----------------------------------
                                                           $ 2,030,609            $   761,318
                                                           ==================================

Virtual Gaming Technologies, Inc.

Consolidated Statements of Operations

                                               Nine Months Ended September 30,          Three Months Ended September 30,
                                              ---------------------------------     ------------------------------------
                                                  1998                 1997               1998                1997
                                               (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Casino Revenue                               $   182,392         $       142         $    82,628         $       142
 Less promotional discounts                       28,605                   -               6,453                   -
                                             -----------------------------------------------------------------------
    Net Gaming Revenue                           153,787                 142              76,175                 142
                                             -----------------------------------------------------------------------
Operating  Expenses:
 Operating expenses                            3,466,224           3,189,416           1,309,445           1,181,161
 Settlement expense                                    -                   -                   -                   -
                                             -----------------------------------------------------------------------
                                               3,466,224           3,189,416           1,309,445           1,181,161
                                             -----------------------------------------------------------------------
    (Loss) from Operations                    (3,312,437)         (3,189,274)         (1,233,270)         (1,181,019)

Financial income (expense):
 Interest income                                  15,842              12,452               9,713               7,397
 Interest expense                                (15,358)            (11,248)             (4,999)            (11,242)
 Loss on sale of securities                       (1,508)                  -                (405)                  -
                                             -----------------------------------------------------------------------
                                                  (1,024)              1,204               4,309              (3,845)
                                             -----------------------------------------------------------------------
    Net (loss) before
       income taxes                           (3,313,461)         (3,188,070)         (1,228,961)         (1,184,864)

Tax expense                                        1,220               1,806                   -                  66
                                             -----------------------------------------------------------------------
       Net (loss)                            $(3,314,681)        $(3,189,876)        $(1,228,961)        $(1,184,930)
                                             =======================================================================

Basic and diluted loss per share             $     (0.44)        $     (0.55)        $     (0.15)        $     (0.20)
                                             =======================================================================
Weighted average common
 shares outstanding                            7,607,444           5,793,019           8,121,327           5,881,643
                                             =======================================================================

VIRTUAL GAMING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended September
                                                                         -----------------------------------
                                                                                1998              1997
                                                                             (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net (loss)                                                                 $(3,314,681)      $(3,189,876)
   Adjustment to reconcile net (loss) to operating activities:
   Settlement expense
   Depreciation and amortization                                                 68,794            20,721
   Loss on sale of securities available for sale                                  1,103                 -
    Compensation related to the conversion of
     stockholder note payable                                                         -                 -
   Issuance of common stock options and warrants
    for licensing and consulting fees and compensation                          403,762         1,435,351
   Changes in assets and working capital components:
    (Increase) decrease in:
      Prepaid expenses                                                          (44,372)          (44,994)
      Restricted Cash                                                          (300,000)                -
      Gaming license                                                            (25,057)          (79,167)
    Increase (decrease) in:
      Accounts payable and accrued expenses                                     364,057            28,890
      Funds held on deposit                                                      20,065                 -
       Net cash (used in) operating activities                               (2,826,329)       (1,829,075)

Cash Flows from Investing Activities
 Increase in deposits                                                           (81,076)           (3,880)
 Purchase of equipment                                                         (217,276)         (222,339)
 Purchase of investments available for sale                                           -                 -
 Proceeds from the sale of investments                                           53,967                 -
       Net cash provided by (used in) investing activities                     (244,385)         (226,219)

VIRTUAL GAMING TECHNOLOGIES, INC.

                                                               Nine Months Ended September
                                                           -------------------------------
                                                                 1998              1997
                                                              (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Net proceeds from sale of common stock                         3,803,024         2,728,993
 Conversion of stockholder note to common stock                         -          (128,680)
 Capital lease                                                     (6,816)           30,342
                                                            -------------------------------
       Net cash provided by financing activities                3,796,208         2,630,655
                                                            -------------------------------
       Net increase (decrease)
            in cash and cash equivalents                          725,494           575,361

Cash and cash equivalents at beginning of year                    290,991           468,301
                                                            -------------------------------

Cash and cash equivalents at end of year                       $1,016,485        $1,043,662
                                                           ================================
Supplemental Disclosures of Cash
 Flow Information

 Cash payments for:
   Interest                                                    $    4,108        $   11,246
   Income taxes                                                $    1,220        $    1,350

Supplemental Schedule of Noncash
 Investing and Financing Activities

 Capital lease obligation incurred for equipment               $        -        $   33,340
 Unrealized gain on securities                                 $     (120)       $        -
-------------------------------------------------------------------------------------------

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

As of September 30, 1998, the Company had a working capital of $837,896 and stockholders' equity of $1,383,276. The Company's plan of operations over the next 12 months includes the full scale roll-out of its casino style gaming operations and sportsbook over the Internet through the introduction of a multi-tiered marketing plan intended to target potential customers based on their historical gambling patterns. In addition to its working capital on hand as of October 31, 1998, the Company believes that it will require, at least, an additional $1,400,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

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

Virtual Gaming Technologies, Inc.
(Registrant)

Date:  November 13, 1998                    /s/  BRUCE MERATI
                                            -----------------------------
                                            Bruce Merati