Form 10KSB40
period 1998-12-31
VIRTUAL GAMING TECHNOLOGIES INC
filed 1999-03-31
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-29800

                       Virtual Gaming Technologies, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                             33-0716247
     -------------------------------------------          ------------------------------------------
            (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
            incorporation or organization)

                12625 High Bluff Drive
                      Suite 205A
                 San Diego, California                                     92130-2053
     -------------------------------------------          ------------------------------------------
       (Address of principal executive offices)                            (Zip Code)

        Registrant's telephone number, including area code  619-259-5015
                                                            ------------

Securities registered pursuant to section 12(g) of the Act:

                               (Title of Class)
                                 Common Shares

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Virtual Gaming Technologies, Inc.'s revenues for the most recent fiscal year were $ 262,599.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 30, 1998 was approximately $ 17,503,263. The number of shares outstanding of the registrant's Common Stock, as of March 30, 1998 was 8,511,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                       Form 10-KSB Reference Location
None                                             N/A

                       Virtual Gaming Technologies, Inc.

                       Table of contents for Form 10K-SB
                          Year Ended December 31, 1998

                                                          PART I
                                                          ------

Item 1.   Business
             Business Developments                                                                                      3
             General                                                                                                    4
             Products and Services                                                                                      5
             Customers                                                                                                  6
             New Industry and Competition                                                                               6
             Regulation                                                                                                 6
             Employees                                                                                                  7
             Research and Development                                                                                   7
             Proprietary Technology                                                                                     7
             Marketing and Sales                                                                                        7

Item 2.   Description  of Property                                                                                      8

Item 3.   Legal Proceedings                                                                                             8

Item 4.   Submission of Matters to a Vote of Security Holders                                                           8

                                                         PART II
                                                         -------

Item 5.   Market for Common Equity and  Related Stockholders Matters                                                    8

Item 6.   Management's Discussion and Analysis or Plan of Operation                                                     9

Item 7.   Audited Financial Statements                                                                                 11

Item 8.   Changes In and Disagreement With Accountants on Accounting and Financial Disclosure                          11

                                                         PART III
                                                         --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons                                                 11

Item 10.  Executive Compensation                                                                                       13

Item 11.  Security Ownership of Certain Beneficial Owners and Management                                               14

Item 12.  Certain Relationships and Related Transactions                                                               15

Item 13.  Exhibits and Reports on Form 8-K                                                                             16

                                    PART I

     This Report contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitations, material risk factors such as inadequate working capital, auditors qualification as to going concern, recent commencement of operations, lack of market acceptance to date for the Company's products and services, nominal revenues to date, continuing losses from operations, future growth of revenue and threat of regulation of company's business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from those anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.


Item 1.   Business

Business Developments
---------------------

     The Company is engaged in the business of offering over the Internet casino-style gaming operations, including baccarat, blackjack and video poker, and a pari-mutuel sports wagering service. The Company intends to offer additional casino games in the future. The Company's gaming operations are offered in certain international jurisdictions, located in Europe, the Caribbean, Latin America, the Middle East, Australia, Asia and Africa supported by a server site and hardware located in Antigua. The Company commenced its gaming operations in September 1997.

     The Company was formed under the laws of the State of Delaware on October 24, 1995 under the name MBA Licensing Corp. The Company's initial operations included the development of CD-ROM and video game cartridges that incorporated certain patented virtual reality technology. In November 1995, the Company conducted a private placement of its $.00001 par value common stock ("Common Stock") at $0.25 per share pursuant to Rule 504 under the Securities Act of 1933 ("1933 Act"). In that offering, the Company sold 1,160,000 shares of Common Stock in consideration of cash proceeds of $60,000, net of $5,000 of offering costs, and the cancellation of $225,000 of licensing and consulting fees due and payable. In May 1996, the Company chose to suspend all operations relating to the development of the virtual reality CD-ROMs and video game cartridges in favor of pursuing the development of casino-style gaming operations over the Internet. On June 20, 1996, the Company changed its corporate name to Internet Gaming Technologies, Inc. On January 22, 1997, the Company changed its corporate name to Virtual Gaming Technologies, Inc.

     Pursuant to a Securities Purchase Agreement dated September 5, 1996, as amended, eLottery, Inc. ("eLottery") agreed to purchase 233,333 shares of Common Stock at $3.00 per share. In addition, the Company granted eLottery a common stock purchase warrant entitling eLottery to purchase 200,000 shares of Common Stock at an exercise price of $3.45 per share. The warrant is immediately exercisable and expires on March 6, 2002. eLottery was formerly known as Unistar Entertainment, Inc.

     Between April 1997 and August 1997, the Company conducted a private placement of shares of Common Stock, at a price of $2.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,018,250 shares of Common Stock for the gross proceeds of $2,036,500. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

     Between January 1998 and December 1998, the Company conducted a private placement of 1,400,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,399,905 shares of Common Stock for the gross proceeds of $4,199,715. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

     Starting March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-KSB Report 18,500 shares have been sold for the gross proceeds of $55,500. Proceeds from the sale of shares were applied towards further development of the Company's Internet gaming operations and working capital.

     Unless the context otherwise requires, all references to the Company includes its wholly-owned subsidiaries Internet Gaming Technologies, Inc., a Nevada corporation, Emerald Riviera Ltd., an Irish corporation, Virtual Gaming Technologies Argentina, S.A., an Argentinean corporation and Virtual Gaming Technologies (Antigua) Ltd., an Antiguan corporation. The Company's executive offices are located at 12625 High Bluff Drive, Suite 205A, San Diego, California 92130; telephone number (619) 259-5015.

General
-------

     The Company has established an Internet web site at which it offers interactive gaming service and a virtual casino under the service name "Constellation." The web site is located on the Internet at www.virtcasino.com and is accessible by the general public, however, only established subscribers will be permitted to play the gaming opportunities for money. The web site is accessible by a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 32 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with "point and click" interactivity. Persons who wish to conduct gaming operations at Constellation are able to subscribe over the Internet by completing an application appearing at the web site. Part of the application process requires that the subscriber opens an account, and make a minimum deposit with the Company. The Company accepts subscriptions only from persons over the age of 21 known or believed to reside in jurisdictions that do not prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States.

     The Company markets its gaming services through a combination of direct mail, telemarketing and direct marketing. The Company uses a targeted multi-tiered marketing approach to attract customers in each of the major segments to which it markets. Initially, the Company is marketing its gaming services through targeted Internet based advertising. Starting January 1999 the Company deployed a regional agent program throughout south America, Asia and Europe who will work directly to target those persons that are expected to provide revenues based on their historical gambling patterns. See "Marketing and Sales".

     The Company has internally developed proprietary software applications, based on the Java programming language, which allows for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company offers its gaming operations in certain international jurisdictions located in Asia, the Caribbean, Latin America, the Middle East, Australia, Europe and Africa. The Company's gaming operations are conducted by its wholly-owned subsidiary, Virtual Gaming Technologies (Antigua) Ltd., pursuant to a non-exclusive license from the Company and supported by a server site, hardware and banking relations located in St. Johns, Antigua, West Indies.

     To date, the Company's activities have included the market analysis and development of its virtual casino technology and its on line operations. Beginning in 1996 and continuing through the second quarter of 1997, the Company established an Internet web-site at which it offered an interactive beta test version of its gaming service and a virtual casino under the name "virtcasino.com." Beginning in the third quarter of 1997 and continuing through the date of this Report, the Company has conducted limited operations of its Internet casino. On April 1, 1998, the Company commenced offering a pari-mutuel sports wagering service.

     As of the date of this 10-KSB Report, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of operations in September 1997 through December 31, 1998 the

Company has generated $266,280 of gross revenue from gaming operations. At the time of this 10K-SB Report, the Company had accepted 29,654 subscriptions for its Internet gaming operations and has had 887 active players. As of the same date, customer cash deposits which are used by customers for wagering, from inception of gaming operations totaled approximately $640,000.

Products and Services
---------------------

     The Company has established a web-site, located on the Internet at www.virtcasino.com, at which it offers an interactive gaming service and a virtual casino under the service name "Constellation." The Company has established a second web-site, located at www.virtsports.com, at which it offers a pari-mutuel sports wagering service under the service name International Sports Market. The web-sites are accessible by the general public, however, only established customers will be permitted to play the gaming opportunities for money.

     The Company's web-sites are accessible by a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with "point and click" interactivity. Persons who wish to conduct gaming operations at Constellation or Internet Sports Market are able to subscribe over the Internet by completing an application appearing at the web-site. Part of the application process requires that the subscriber open an account and make a minimum deposit with the Company of $20.

     The web-sites are controlled by the Company and are designed to invite the customer to sign up and apply for casino and sports-wagering membership. After their membership application is reviewed, it is either accepted or rejected based on criteria including, but not limited to, age and geographic location of the customer. The Company's policy is to accept subscriptions only from persons over the age of 21 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States. The Company uses, among other techniques, Internet databases that publish the local addresses of most Internet domain names in order to verify that the subscriber resides in a jurisdiction that is not known to prohibit Internet gaming. Upon acceptance, the approved customer is then allowed to download the gaming software over the Internet for installation on their personal computer. The customer is then given a username and password and is thereby able to access the Company's gaming servers over the Internet through their Internet service provider.

     The Company's web-sites allow the customers to review all terms, rules and conditions applicable to gaming and other uses at the site. All gaming winnings and losses are debited and credited to the customer's account on a real-time basis. All games are conducted pursuant to house rules and advantages that are published at the web-site and which have similar odds and house rules as to those offered by the major Las Vegas casinos.

     Customer's conduct deposits to their gaming accounts by way of credit card or wire payment. In August 1998, the Company began accepting Visa and MasterCard transactions over a secure platform through Barclays Bank PLC. The Company's agreement with Barclays enables the Company to process credit cards for the customers of its Constellation casino service.

     The Company internally developed the Constellation casino and tested it at beta test sites for three months prior to the commencement of commercial operations in September 1997. The gaming opportunities offered at the Constellation web-site have been designed to evoke the sights and sounds similar to a Las Vegas style casino. Computer graphics present the "lobby" of the Constellation, consisting of several menu items which the customer can choose to enter. Included among those menu items are the various gaming rooms, including baccarat, blackjack and video poker. In the future, the Company intends to also offer slots, roulette and other casino games. The customers use the Windows format of commands to carry out gaming activities. The web-site offers audio features, including the sound of shuffling cards, video poker machine payouts and general casino background sounds. The Constellation web-site is presently written in English, Spanish, Japanese, Chinese, Korean and Portuguese. The Company intends to adapt the web-site to as many languages and ethnic identities as practicable in order to facilitate worldwide expansion of the customer base.

     On April 1, 1998, the Company commenced offering a pari-mutuel sports wagering service at its International Sports Market web-site. The Company offers at this web-site the opportunity to bet on a variety of sporting events played in the United States, Central and South America, Europe and Asia. The sports wagering service is conducted by way of proprietary software internally developed by the Company. Management of the Company believes that its sports wagering service is currently unique on the Internet and that it provides the Company certain advantages including limited exposure to sports wagering risk.

     The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its technology and the technology of other software developers, with the goal of providing applications that are competitive and innovative in the Internet gaming industry.

Customers
---------

     The Company's policy is to accept subscriptions only from persons over the age of 21 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States. The Company uses, among other techniques, Internet databases that publish the local addresses of most Internet domain names in order to verify that the subscriber resides in a jurisdiction that is not known to prohibit Internet gaming

New Industry and Competition
----------------------------

     The Company offers an interactive gaming service and virtual casino on the Internet. Although the gaming industry is well established and has recently experienced significant growth and profitability, gaming on the Internet is a recent development and an unproven segment of the gaming industry and the Company expects that there will be intense competition in Internet gaming. The barrier to entry in Internet markets is generally low. In addition, several providers are offering wagering on sporting events and lottery tickets from international lotteries.

Regulation
----------

     Gaming activities are stringently regulated in the United States and most developed countries. The gaming regulations and supervisory procedures in the United States and most developed countries are based upon policies that are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

     At the present time the Company believes that several developed countries, including Australia and several countries in Europe, the Caribbean, Latin America, the Middle East, Asia, and Africa have not prohibited Internet gaming activities. However, gaming over the Internet is a new industry and some or all of these foreign jurisdictions may take action to more severely regulate or even prohibit Internet gaming operations in their jurisdictions. The Company intends to adopt a proactive policy of lobbying international jurisdictions, where appropriate, for purposes of seeking approval of Internet gambling and the regulation of those activities on a basis that is favorable to the Company.

     The Company believes that as of the date of this 10-KSB Report, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States are subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. On the other hand, it is the Company's understanding that many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of gaming opportunities do not apply to Internet gaming services. In 1997, legislation was introduced to the United States Senate and House of Representatives which, if enacted, would have effectively amended the Federal Wire Statute, codified at 18 U.S.C. (S)1084, to prohibit the provision of Internet gaming operations to residents of the United States. No action was taken on the bills prior to the end of the legislative session, however there can be no assurance that similar legislation will not be introduced in future legislative sessions. (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380).

     At the present time, it is the Company's policy not to offer its Internet gaming services to citizens or residents of the United States and to otherwise endeavor to comply with federal and state laws in the United States pertaining to gaming.

Employees
---------

     As of the date of this 10K-SB Report, the Company employs 27 people on a full and part time basis, 3 of which are based in Antigua.

Research and Development
------------------------

     The Company spent approximately $859,000 in research and development in 1998 all of which were written off during the year. The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its technology and the technology of other software developers, with the goal of providing applications that are competitive and innovative in the Internet gaming industry.

Proprietary Technology
----------------------

     The Company has internally developed proprietary software applications, based on the Java programming language that allows for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company has also developed a web-site called Virtpartners, at the site address www.virtpartners.com. The site enables the Company to establish strategic
--------------------
alliances and joint ventures with agents around the world. The agent or the marketing partner can track, on the Internet and on a real time basis, the share of his or her customer's gaming activity and the corresponding commission earned in the win of the casino and the sports wagering system. The Virtpartners software assigns agent codes automatically, identifies the site or e-mail campaign the customer is associated with, provides full reporting capability for the agent and has multi-level functionality to permit regional agents or joint venture partners to receive an override commission on other agents they recruit.

     The Company has also developed a Web based String Translator technology that allows any language to be added to the casino game, sports-wagering, web-sites, and administrative tools and customer service system in a fast and seamless manner. This translation technology can be applied to any HTML web-site.

Marketing and Sales
-------------------

     The Company's primarily marketing strategy is to sign up agents as part of a marketing partnership program under Virtpartners. Recently several such partnership agreements were signed and some of the programs have started producing revenues in 1999. These alliances include a variety of sources ranging from individuals to established international companies in different businesses such as web sites, search engines, for fun casinos as well as Internet service providers, hotel room pay per view and interactive service providers.

     Virtpartners, with site address www.virtpartners.com, enables the Company
                                     --------------------
to leverage its marketing influence worldwide through a network of partner Web-sites, individual agents and strategic alliances and joint ventures. The agent tracking system enables joint venture partners, referring web-sites, professional gaming agents, individual full time and part time agents to bring in customers; identifies which site or e-mail campaign refers a prospect. The system then assigns the agents code to the customer indefinitely; tracks the customer net win and allows the agent to see real time reports of the customer's gaming activity and their corresponding commission earned. The system also provides full reporting capability for the web-site agents including usernames of customers, net win by game, net commission per customer, time period, language and country.

Item 2.   Description of Property

     The Company's executive offices are located in San Diego, California and consist of approximately 4,000 square feet for a monthly rent of $7,220. The Company's Antigua subsidiary is located in Antigua where the Company's servers and games are operated and managed.

Item 3.   Legal Proceedings

     The Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1998 to a vote of security holders, through the solicitation of proxies, or otherwise.


                                    PART II
                                    -------

Item 5.   Market for Common Equity and  Related Stockholders Matters

     The Company's Common Stock is listed on the Over the Counter Bulletin Board under the symbol "VGTI." The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter since commencement of trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High                 Low
                                                     ------------         ------------
June 30, 1997                                                4.81                 2.00
September 30, 1997                                           6.37                 4.37
December 31, 1997                                            5.12                 2.63
March 31, 1998                                               5.63                 2.81
June 30, 1998                                               11.25                 3.75
September 30, 1998                                          11.25                 2.88
December 31, 1998                                            5.00                 3.38

     On December 31, 1998, the closing price for the Company's Common Stock was $ 4.12 per share. As of that date, the Company had 137 stockholders of record and approximately 812 beneficial holders of stock.

     The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future

     During the year the Company sold unregistered shares of its Common Stock in the following transactions:

     A. In January 1998, the Company issued to one of its officers and eleven of its employees options to purchase an aggregate of 122,000 shares of Common Stock at an exercise price of $2.87 per share. Options to purchase 80,000 shares of Common Stock were issued to an officer of the Company, of which options to purchase 40,000 shares of Common Stock were immediately exercisable upon grant, options to purchase 20,000 shares of Common Stock vest and first become exercisable on January 2, 1999 and options to purchase the remaining 20,000 shares of Common Stock vest and first become exercisable on January 2, 2000. All options issued to the employees were immediately exercisable upon grant, except for options to purchase 15,000 shares of Common Stock granted to one employee, of which options to purchase 5,000 shares of Common Stock were immediately exercisable upon grant and options to purchase 10,000 shares of Common Stock vest and first become exercisable on January 2, 1999. All of the foregoing options expire on January 2, 2001. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

     B. In January 1998, the Company conducted a private placement of shares of Common Stock. In the private placement, the Company sold 1,399,905 shares of common stock at an offering price of $3.00 per share for the gross proceeds of $ 4,199,715. The placement was conducted pursuant to Rule 506 under the 1933 Act. The Company utilized finders in the private placement and issued a total of 64,096 shares of Common Stock as finder's fees. The finder's fee shares were issued pursuant to
         Section 4(2) of the 1933 Act.

     C. In April 1998, the Company issued to two newly appointed directors options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.50 per share, of which options to purchase 20,000 shares of Common Stock were immediately exercisable upon grant and options to purchase 20,000 shares of Common Stock vest and first become exercisable on April 22, 1999. The options expire on April 22, 2001. There was no underwriter involved in the issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.

     D. In September 1998, the Company issued to two of its officers options to purchase an aggregate of 95,000 shares of Common Stock at an exercise price of $2.88 per share. The options are immediately exercisable and expire on September18, 2003. There was no underwriter involved in this issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.

     E. In October 1998, the Company issued to two newly appointed directors options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.50 per share, of which options to purchase 20,000 shares of Common Stock were immediately exercisable upon grant and options to purchase 20,000 shares of Common Stock vest and first become exercisable on October 14,1999. The options expire on October 14, 2001. There was no underwriter involved in the issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.

     F. In December 1998, the Company granted to an employee options to purchase 5,000 shares of Common Stock at an exercise price of $3.50 per share. The options are immediately exercisable and expire on December 24, 2003. There was no underwriter involved in this issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The Company has derived all its revenues from Internet casino-style gaming, including baccarat, blackjack and video poker, and a pari-mutuel sports wagering service. The Company's internally developed proprietary software applications allow for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company offers its gaming operations in several languages in certain international jurisdictions located in Asia, the Caribbean, Latin America, the Middle East, Australia, Europe and Africa. The Company's gaming operations are conducted by its wholly-owned subsidiary, Virtual Gaming Technologies (Antigua) Ltd., pursuant to a non-exclusive license from the Company and supported by a server site and hardware located in St. Johns, Antigua, West Indies.

     The Company's policy is to accept subscriptions only from persons over the age of 21 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States.

     Between January 1998 and December 1998, the Company conducted a private placement of shares of Common Stock, at a price of $3.00 per share. In that offering, the Company sold 1,399,905 shares of Common Stock for the gross proceeds of $4,199,715. The placement was being conducted pursuant to rule 506 under the 1933 Act.

Results of Operations

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.
The Company's net revenues increased from $388 to $221,192 for the year ended December 31, 1998 compared to the prior year period. The growth in revenues was caused by the increase in the Company's gaming and sports-wagering operations. Operating expenses decreased by 16.8% for the year ended December 31, 1998 to $4,214,722 compared to $5,066,341 in the prior year period. After adjusting for the 1997 non-cash settlement of $906,203, operating expenses increased by 1.3%. The increase in expenses was due to costs incurred by the company in connection with customer service related expenditures.

     Interest income increased to $26,217 for the year ended December 31, 1998 compared to $17,631 for the prior year period. The increase was due to the Company's greater cash position in 1998. Interest expense increased to $20,360 for the year ended December 31, 1998 compared to $18,205 for the prior year period, due to a note payable.

Liquidity and Capital Resources

     The Company had working capital of $337,923 at December 31, 1998, however since that date, the Company's working capital position has been further depleted through losses from operations. In order to obtain the necessary working capital to fund continued operations; the Company has undertaken a new private placement offering. The private placement is for 700,000 shares at $3 per share with sales commission of approximately 10% to fund the full scale roll out of its Internet gambling operations and to fund the continuing losses from operations as the Company endeavors to build revenues and reach profitable operations. The Shares are being offered on a straight best effort basis by the Company, which means that there is no minimum offering amount and no escrow of proceeds. The Company believes it needs at least the net proceeds of $1,890,000 from the sale of the 700,000 Shares of the Private Placement before it starts generating cash flow from its operations. If the Company is unable to raise this capital, it will endeavor to raise the additional required funds through alternative sources, of which there can be no assurance. Failure to obtain the required funds from any source would severely impact the Company's financial condition and would jeopardize the Company's ability to continue as a going concern. The Company's Independent Auditor's report includes an emphasis of matter as to the Company's ability to continue as a going concern.

     The Company's Chairman of the Board has advanced a total of $250,000 to the Company in February and March of 1999 on two separate note payables. The notes which were approved by the Board of Directors, in January 1999, are payable on demand and bear 12% annual interest.

Inflation

     The Company believes that inflation does not have a material effect on its business.

Impact of Year 2000

     The Company utilizes computer software programs and operating systems, including applications used in operating the gaming services, the Company's proprietary software, network access, and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has appointed a Year 2000 Committee who has performed an audit to assess the scope of the Company's risks and bring its applications into compliance. The Committee has completed its identification of applications that are not Year 2000 compliant, if any. In addition, the Company has asked its vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

     The company does not separately track the internal costs incurred for the Year 2000 project, such costs are principally the related payroll costs for its information systems group. The Company's external expenditure to date in complying with the Year 2000 audit has been less than $10,000 and believes another $10,000 will be needed to complete the Year 2000 compliance. However, no assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 7.   Financial Statements

     The Independent Auditors' Reports for the years ended December 31, 1998 and 1997 are included in this report commencing on page F-1.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND INDEPENDENT AUDITORS' REPORTS

                 For The Years Ended December 31, 1998 and 1997

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

INDEPENDENT AUDITORS' REPORTS......................... F-1 to F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets........................ F-3 to F-4

   Consolidated Statements of Operations.............. F-5

   Consolidated Statements of Shareholders' Equity.... F-6 to F-7

   Consolidated Statements of Cash Flows.............. F-8 to F-9

   Notes to Consolidated Financial Statements......... F-10 to F-24

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors, Shareholders and Audit Committee
Virtual Gaming Technologies, Inc.
San Diego, California

We have audited the consolidated balance sheet of Virtual Gaming Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Gaming Technologies, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations since inception, has limited operating revenue and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Diego, California                       PANNELL KERR FORSTER
February 5, 1999                            Certified Public Accountants
                                            A Professional Corporation

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Virtual Gaming Technologies, Inc.
(A Development Stage Company)
San Diego, California

We have audited the accompanying consolidated balance sheet of Virtual Gaming Technologies, Inc. (A Development Stage Company) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Technologies, Inc. (A Development Stage Company) and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations since inception, has generated no significant operating revenue, and has limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California                                    McGLADREY & PULLEN, LLP
February 24, 1998, except for Note 8,
  as to which the date is July 16, 1998

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                    ASSETS
                                    ------

                                                   1998       1997
                                                ----------  --------

Current assets:
   Cash and cash equivalents                    $  523,512  $290,991
   Restricted cash                                 300,000         -
   Securities available for sale                         -    55,190
   Prepaid expenses and other current assets        32,740    34,112
                                                ----------  --------

   Total current assets                            856,252   380,293

Gaming license                                      53,151    54,167

Deposits                                            94,820    13,745

Equipment, net                                     449,059   313,113
                                                ----------  --------

   Total assets                                 $1,453,282  $761,318
                                                ==========  ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                  1998           1997
                                                              -------------  ------------

Current liabilities:
   Accounts payable                                           $    209,895   $    54,687
   Accrued expenses                                                120,947        30,971
   Funds held on deposit                                            25,968         5,588
   Current portion of capital lease obligation                      11,519         9,334
   Notes payable                                                   150,000       150,000
                                                              ------------   -----------

   Total current liabilities                                       518,329       250,580

Long-term portion of capital lease obligation                        7,928        19,447
                                                              ------------   -----------
   Total liabilities                                               526,257       270,027
                                                              ------------   -----------

Commitments and contingencies (Notes 4, 5 and 8)

Shareholders' equity:
   Preferred stock, $ .00001 par value, 10,000,000 shares
      authorized, none issued or outstanding                             -             -
   Common stock, $ .00001 par value, 30,000,000 and
      15,000,000 shares authorized in 1998 and 1997,
      respectively; 8,331,196 and 6,931,291 shares issued
      and outstanding in 1998 and 1997, respectively;
      180,763 and 116,667 shares issuable in 1998 and 1997
      respectively                                                      85            70
   Additional paid-in capital                                   11,079,550     6,651,558
   Unrealized gain on securities available for sale                      -           120
   Accumulated deficit                                         (10,152,610)   (6,160,457)
                                                              ------------   -----------

   Total shareholders' equity                                      927,025       491,291
                                                              ------------   -----------

   Total liabilities and shareholders' equity                 $  1,453,282   $   761,318
                                                              ============   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997

                                                        1998          1997
                                                    ------------  ------------
Revenue:
   Casino revenue                                   $   262,599   $     3,681
   Less promotional discounts                           (41,407)       (3,293)
                                                    -----------   -----------

   Net gaming revenue                                   221,192           388
                                                    -----------   -----------

Operating expenses:
   Salaries and payroll expenses                      1,682,674     2,512,187
   Other operating expenses                           2,532,048     1,647,951
   Settlement expense                                         -       906,203
                                                    -----------   -----------

   Total operating expenses                           4,214,722     5,066,341
                                                    -----------   -----------

      Loss from operations                           (3,993,530)   (5,065,953)

Financial income (expense):
   Interest income                                       26,217        17,631
   Interest expense                                     (20,360)      (18,205)
   Loss on sale of securities available for sale         (1,103)            -
   Unrealized foreign exchange loss                      (2,157)            -
                                                    -----------   -----------

   Total financial income (expense)                       2,597          (574)
                                                    -----------   -----------

      Loss before income taxes                       (3,990,933)   (5,066,527)

Income tax expense                                        1,220           800
                                                    -----------   -----------

      Net Loss                                      $(3,992,153)  $(5,067,327)
                                                    ===========   ===========
Basic and diluted net loss per share                $     (0.58)  $     (0.80)
                                                    ===========   ===========
Shares used to compute basic and diluted net
loss per share                                        6,880,834     6,325,317
                                                    ===========   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997

                                                                          Unrealized
                                                                           Gain on
                                        Common Stock        Additional     Securities
                                     ---------------------    Paid-In      Available       Accumulated
                                       Stock      Amount      Capital       for Sale        Deficit       Total
                                     ---------  ----------  -----------  ---------------  ------------  -----------
Balance, December 31, 1996           5,853,334        $59    $1,469,456    $      -        $(1,093,130)  $  376,385

Issuances of common stock for
   cash, net of issuance costs:
   April 1997 through August 1997    1,132,223         11     2,002,989           -                  -    2,003,000

Issuances of common stock per
   antidilution agreements             112,002          1            (1)          -                  -            -

Issuable common stock per
   antidilution agreement
   (Note 5)                            116,667          1            (1)           -                 -            -

Issuances of common stock:
   Consulting services:
    January 1997                         3,858          -        15,003            -                 -       15,003
    May 1997                             4,500          -        13,725            -                 -       13,725
    August 1997                         34,500          -       202,420            -                 -      202,420
    September 1997                       5,374          -        26,834            -                 -       26,834
    October 1997                         4,500          -        20,565            -                 -       20,565
    November 1997                        1,500          -         5,925            -                 -        5,925
    December 1997                        1,500          -         5,130            -                 -        5,130
   Officer compensation,
    August 1997                         35,000          1       205,799            -                 -      205,800
   Conversion of note payable
    (Note 5)                           128,000          1       240,639            -                 -      240,640

Issuance of stock purchase
   warrants (Note 5)                         -          -       818,126            -                 -      818,126

Issuance of employee stock
   options (Note 6)                          -          -     1,641,234            -                 -    1,641,234

Shares retired                        (385,000)        (4)      (16,285)           -                 -      (16,289)

Unrealized gain on securities
   available for sale                        -          -             -          120                 -          120

Net (loss) for the year ended
   December 31, 1997                         -          -             -            -        (5,067,327)  (5,067,327)
                                     ---------  ----------  -----------  ---------------  ------------  -----------

Balance, December 31, 1997           7,047,958        $70    $6,651,558      $    120      $(6,160,457) $   491,291
                                     ---------  ----------  -----------  ---------------  ------------  -----------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                 For the Years Ended December 31, 1998 and 1997

                                                                          Unrealized
                                                                           Gain on
                                        Common Stock        Additional     Securities
                                     ---------------------    Paid-In      Available       Accumulated
                                       Stock      Amount      Capital       for Sale        Deficit       Total
                                     ---------  ----------  -----------  ---------------  ------------  -----------
Balance forwarded,
   December 31, 1997                 7,047,958  $    70     $ 6,651,558   $      120      $ (6,160,457) $   491,291

Issuances of common stock for
   cash, net of issuance costs:
   January 1998 through
    December 1998                    1,399,905       14       3,967,011            -                 -    3,967,025

Issuable common stock per
   commission agreement                 64,096        1              (1)           -                 -            -

Issuance of employee stock
   options (Note 6)                          -        -         307,399            -                 -      307,399

Issuance of stock purchase
   warrants (Note 5)                         -        -         153,583            -                 -      153,583

Elimination of unrealized gain due
   to sale of securities                     -        -               -         (120)                -         (120)

Net (loss) for the year ended
   December 31, 1998                         -        -               -            -        (3,992,153)  (3,992,153)
                                     ---------  ----------  -----------  ---------------  ------------  -----------
Balance, December 31, 1998           8,511,959      $85     $11,079,550         $  -      $(10,152,610) $   927,025
                                     =========  ==========  ===========  ===============  ============  ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1997

                                                               1998          1997
                                                            ------------  ------------
Cash flows from operating activities:
    Net loss                                               $(3,992,153)  $(5,067,327)
   Adjustments to reconcile net loss to net
      cash flows used in operating activities:
       Settlement expense                                            -       906,203
      Depreciation                                              99,140        39,313
      Loss on sale of securities available for sale              1,103             -
       Compensation related to the conversion of
          stockholder note payable                                   -       112,640
       Issuance of common stock options and warrants for
          licensing and consulting fees and compensation       460,982     2,182,270
   Changes in operating assets and liabilities:
      (Increase) decrease in:
          Restricted cash                                     (300,000)            -
          Prepaid expenses and other current assets              1,372       (16,599)
          Gaming license                                         1,016       (54,167)
      Increase (decrease) in:
          Accounts payable and accrued expenses                245,184        39,495
          Funds held on deposit                                 20,380         5,588
                                                           -----------   -----------
          Net cash flows used in
            operating activities                            (3,462,976)   (1,852,584)
                                                           -----------   -----------
Cash flows from investing activities:
   Increases in deposits                                       (81,075)       (7,972)
   Purchase of equipment                                      (235,086)     (260,125)
   Purchase of investments available for sale                        -       (55,070)
   Proceeds from sale of investments                            53,967             -
                                                           -----------   -----------
          Net cash flows used in
             investing activities                             (262,194)     (323,167)
                                                           -----------   -----------
Cash flows from financing activities:
   Net proceeds from the sale of common stock                3,967,025     2,003,000
   Principal payments under capital lease                       (9,334)       (4,559)
                                                           -----------   -----------
          Net cash flows provided by
             financing activities                            3,957,691     1,998,441
                                                           -----------   -----------

Net increase (decrease) in cash and cash equivalents           232,521      (177,310)

Cash and cash equivalents at beginning of year                 290,991       468,301
                                                           -----------   -----------
Cash and cash equivalents at end of year                   $   523,512   $   290,991
                                                           ===========   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1997



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                     1998      1997
                                                                                   --------  --------
Cash paid during the year for:
   Interest                                                                         $25,647  $  6,122
                                                                                    =======  ========
   Income taxes                                                                     $ 1,220  $    800
                                                                                    =======  ========

Supplemental disclosure of noncash investing and financing activities:

   Loan from stockholder converted to paid-in-capital                               $     -  $128,000
                                                                                    =======  ========

   Capital lease obligation incurred for equipment                                  $     -  $ 33,340
                                                                                    =======  ========

   Settlement and conversion of shares to note payable                              $     -  $ 16,289
                                                                                    =======  ========

   Unrealized gain on securities available for sale                                 $     -  $    120
                                                                                    =======  ========

   Unrealized foreign exchange loss                                                 $(2,157) $      -
                                                                                    =======  ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

   Organization and Business

   VIRTUAL GAMING TECHNOLOGIES, INC. (the "Company") was incorporated in the State of Delaware on October 24, 1995, under the name MBA Licensing Corp. On June 20, 1996, the Board of Directors approved the change of the Company's name to Internet Gaming Technologies, Inc. and on January 22, 1997, to Virtual Gaming Technologies, Inc.

   The Company is establishing casino-style operations over the Internet focused on the international marketplace outside the United States. The Company was a development stage company in the prior year. During its development stage, the Company acquired computer hardware, developed its gaming software and operating systems, and raised capital. The Company has suffered recurring losses from operations since inception and has generated limited operating revenue. Proceeds from the Company's private placements of shares of its common stock are used to fund its operations.

   Principles of Consolidation

   The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Emerald Riviera Limited, an Irish Corporation, Internet Gaming Technologies, Inc., a Nevada Corporation, Virtual Gaming Technologies Argentina S.A., an Argentinian Corporation and Virtual Gaming Technologies (Antigua) Ltd., an Antiguan Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Financial Instruments

   The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses and short term debt approximate fair value due to the immediate short-term maturity of these financial instruments.

   The fair value of the Company's capital lease obligation approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

   Foreign Operations and Concentrations

   The U.S. Dollar is considered the functional currency for Emerald Riviera Limited, Virtual Gaming Technologies Argentina S.A. and Virtual Gaming Technologies (Antigua) Ltd. Accordingly, the monetary assets and liabilities of these entities have been remeasured using the current rates of exchange and nonmonetary assets have been remeasured using the appropriate historical rates of exchange. Adjustments resulting from the translation of the financial statements of the entities are not significant.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

   Foreign Operations and Concentrations (Continued)

   The Company is licensed and authorized to establish and operate its gaming operations in Antigua. The Company has a five year gaming license which requires an annual fee of $100,000. Upon the Company offering its pari-mutuel sports betting service, the annual fee will be increased to $175,000. All of the Company's gaming activities are conducted in Antigua, and its server site and certain gaming related hardware are located in Antigua. As such, all of the Company's earned gaming revenues and loss of approximately $200,000 were incurred in Antigua. As of December 31, 1998, the Company maintained approximately $780,000 in total assets in Antigua which primarily consisted of approximately $420,000 in cash held in foreign banks, $130,000 in net fixed assets and $130,000 in unamortized license fee and deposits.

   Cash and Cash Equivalents

   The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

   The Company maintains its primary checking and savings accounts at two financial institutions located in California. Accounts at these banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1998 and 1997, the Company's uninsured cash balances totaled $651,169 and $151,921, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

   Restricted Cash

   The Company is considering an arrangement to offer credit card processing services to other Internet based businesses, and in June 1998, deposited $300,000 with a major bank relative to a contemplated arrangement. This amount is classified as a current asset in the accompanying consolidated balance sheet due to the fact that the arrangement has not yet been finalized and can be terminated at any time.

   Investment Securities

   Investment securities are principally municipal bonds. The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held- to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. The Company does not have any securities classified as trading or held to maturity.

   Securities available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

   Investment Securities (Continued)

   Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   A decline in the market value of any marketable security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

   Equipment

   Equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years, or related lease life, if shorter.

   Depreciation of assets under capital lease is included in depreciation expense of owned assets in the consolidated statements of operations.

   Funds Held on Deposit

   The Company requires customers to advance cash or credit card deposits prior to participating in gaming activities.

   Revenue Recognition

   Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses. In September 1997, the Company commenced limited operations with live gaming activity, initially offering video poker and blackjack to its customers. In the first quarter of 1998, the Company introduced video baccarat, and in the second quarter of 1998 introduced limited testing of an Internet based pari-mutuel sports-betting service.

   Advertising Costs

   The Company charges the cost of advertising to expense as incurred. Advertising costs for the year ended December 31, 1998 and 1997, were approximately $611,000 and $51,000, respectively.

   Net Loss Per Share

   Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 1998 and 1997, options and warrants to purchase 1,122,000 and 695,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

   Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   Software Development Costs

   Software development costs for internal use are expensed when incurred. The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to, and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

   Stock Based Compensation

   The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

   Companies that do not choose to adopt new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

   The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1996. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. See Note 6.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Regulation Risk
   ---------------

   The Company intends to provide its services in jurisdiction that do not prohibit gaming over the Internet. There can be no assurance that the Company will be able to comply with future government regulations that will affect gaming operations in a significant number of international jurisdictions. The United States has laws prohibiting gaming operations except by licensed persons. Currently, the effect of these laws on Internet gaming is uncertain. As a result the Company does not intend to accept subscribers from the United States.

   Comprehensive Income

   The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This new statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the year ended December 31, 1998, the Company had no material items that were required to be recognized as components of comprehensive income.

NOTE 2 - INVESTMENT SECURITIES
------------------------------

   Investments at December 31, 1997 consist of municipal bonds that mature in April 2001 and are stated at fair value.

   The amortized cost, gross unrealized holding gains and fair value of the available-for-sale securities at December 31, 1997 are as follows:

          Municipal obligations
             Amortized cost                                  $55,070
             Gross unrealized holding gains                      120
                                                             -------
             Fair value                                      $55,190
                                                             =======

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 3 - EQUIPMENT
-------------------

   Equipment consists of the following at December 31:

                                              1998      1997
                                            --------  --------

          Computer hardware                 $366,901  $268,091
          Computer software                  119,795         -
          Office furniture and equipment      70,061    53,580
          Capital lease - automobile          33,340    33,340
                                            --------  --------

                                             590,097   355,011

          Less: accumulated depreciation     141,038    41,898
                                            --------  --------

                                            $449,059  $313,113
                                            ========  ========

NOTE 4 - LEASE COMMITMENTS
--------------------------

   Operating leases

   The Company leases its office facility under three noncancellable operating lease agreements expiring at various times through October 2000. The leases call for aggregate monthly payments of approximately $10,000.

   In addition, the Company leases certain office equipment under noncancellable operating lease agreements expiring at various times through December 2002. The leases call for aggregate monthly payments of approximately $2,500.

   Capital lease

   The Company leases an automobile under a capital lease agreement, with an imputed interest rate of 21.22%, due in monthly installments of $1,214 through July 2000. The automobile that collateralizes the lease has a net book value of $18,375.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 4 - LEASE COMMITMENTS (Continued)
--------------------------

   At December 31, 1998, the annual future minimum lease payments under operating and capital leases are as follows:

                                           Operating  Capital
                                            Leases     Lease
                                           ---------  -------

      1999                                  $127,833  $14,568
      2000                                    84,815    8,499
      2001                                    25,806        -
      2002                                    12,693        -
                                            --------  -------

      Total minimum lease payments          $251,147   23,067
                                            ========

      Less amount representing interest                 3,620
                                                      -------

      Present value of net minimum lease payments      19,447

      Less current maturities                          11,519
                                                      -------

      Long-term lease obligations                     $ 7,928
                                                      =======

   Rental expense for the years ended December 31, 1998 and 1997 total $122,010 and $105,415 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

   Note payable to stockholder and affiliate

   The Company received advances in the form of notes payable from its Chairman of the Board of Directors and his affiliated company. The notes payable were unsecured, due on demand and provided for interest at a fixed rate of 8%. Total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 1998 and 1997 was approximately $0 and $3,400 respectively.

   During the year ended December 31, 1997 the Company's Board of Directors approved the issuance of 128,000 shares of the Company's common stock to the Chairman and his affiliated company in payment of the notes. The per share quoted market price at the time of issuance was $1.88 per share. The excess of fair value of shares issued over carrying amount of the notes payable of $112,640 was recognized as compensation expense in the 1997 consolidated statement of operations.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------

   Note payable - licensing agreement

   In May 1996, the Company entered into a non-exclusive licensing agreement with CasinoWorld Holdings, Ltd. (CasinoWorld) for the use of certain computer software and hardware (the CasinoWorld Agreement). Under the terms of the CasinoWorld Agreement, the Company agree to transfer 385,000 shares of its common stock to CasinoWorld as a licensing fee. As additional consideration, the Company agreed to pay a royalty in the amount of 33 1/3% of net gaming revenue derived through Internet operations. The 385,000 shares of common stock had been presented as additional shares of common stock issued in the consolidated financial statements for the year ended December 31, 1996. The shares were actually transferred to CasinoWorld through the Company's majority stockholder.

   Effective February 1997, the Company and CasinoWorld agreed to terminate the CasinoWorld Agreement. Under the termination agreement, CasinoWorld returned to the Company 385,000 shares of the Company's common stock in exchange for a $150,000 promissory note and all 385,000 shares were retired. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. All remaining principal and accrued interest is due in September 1999. The Company recorded a charge to operations of $133,711 to reflect the effect of the settlement during 1997.

   Stock agreements

   In September 1996, the Company entered into an agreement with Unistar Entertainment, Inc. (Unistar) whereby Unistar agreed to purchase up to 600,000 shares of the Company's stock at a price of $5.00 per share (the Securities Purchase Agreement), subject to certain antidilution provisions. The Securities Purchase Agreement was executed in contemplation of CasinoWorld providing or developing an internet gaming system. Concurrent with the execution of the Securities Purchase Agreement, the Company issued 140,000 shares of its common stock to Unistar for $700,000.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------

   Stock agreements (Continued)

   As a result of the termination of the Company's license agreement with CasinoWorld, in March 1997 the Company and Unistar entered into a settlement agreement (the Settlement Agreement). Under the terms of the Settlement Agreement, the Company agreed to issue an additional 93,333 shares to Unistar without consideration as required under the antidilution provisions. Additionally, as a result of the private placement conducted by the Company in 1997 discussed below, the Company issued an additional 116,667 shares to Unistar under the antidilution provisions. The Company also issued to Unistar a common stock warrant valued at $772,492 entitling Unistar to purchase up to 200,000 shares of common stock, pursuant to the Settlement Agreement. The warrants are immediately exercisable at $3.45 per share, subject to certain adjustments as provided for in the warrant, and expire five years from the date of issuance.

   The Company has also granted to Unistar, for no additional consideration, a non-exclusive, nonassignable royalty-free license to the Company's software applications relating to state or Indian bingo or lottery games for use by Unistar, provided that Unistar shall not use such software technology to compete with a preexisting gaming operation of the Company.

   Stock and warrants issued for services

   During the year ended December 31, 1997, the Company issued a total of 55,732 shares of its common stock to various unrelated third parties as consideration for services provided. The Company has accounted for all stock and stock equivalent transactions at the fair market value of the stock as of the grant date or as services have been performed.

   Pursuant to a consulting agreement, the Company also issued a stock warrant to purchase 30,000 shares of its common stock as consideration for services provided. The warrants carry an exercise price of $2.25 per share. The warrant has been valued at $45,634. As part of an extension of the consulting agreement effective January 1, 1998, the holder of the warrant is entitled to a warrant to purchase an additional 35,000 shares of common stock at an exercise price of $3.00 per share when the stock price reaches $6.00 per share and another 35,000 shares when the stock price reaches $7.50 per share. All of the warrants are immediately exercisable and expire five years from the date of issuance. During 1998, the Company recorded a charge totaling $153,583 for the value of these warrants.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------

   Stock bonuses

   In August 1997, the Company's Board of Directors approved the issuance of stock bonuses to two key employees. The President/CEO and one of the technical engineers were issued 25,000 and 10,000 shares of common stock, respectively. The stock bonuses have been charged to operations based upon the fair market value of $5.88 per share as of the Board approval date, totaling $205,800.

   Stock issuance for cash

   During the year ended December 31, 1997, the Company completed a private placement of 1,132,223 shares of common stock including 113,973 shares issued as related commissions under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering were $2,003,000.

   The Company also issued 18,669 shares of its common stock without consideration pursuant to a Board resolution on March 20, 1997 to modify the 1996 Rule 504 offering terms from $5.00 per share to $3.00 per share.

   During the year ended December 31, 1998, the Company issued shares of common stock relative to a 1,400,000 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 1998 were $3,967,025.

NOTE 6 - STOCK OPTION PLANS
---------------------------

   In 1997, the Company adopted a stock option plan (the Plan) under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


NOTE 6 - STOCK OPTION PLANS (Continued)
---------------------------

   Stock options

   The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, compensation costs of approximately $307,000 and $1,641,000 have been recognized for nonqualified options for the years ended December 31, 1998 and 1997, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 1998 and 1997 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of three to five years, with an average risk free interest rate of 4.4% to 6.27%, price volatility of 1.0 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net (loss) and (loss) per common share would have been as follows:

                                                              December 31,    December 31,
                                                                  1998            1997
                                                              ------------  ----------------
Net (loss):
 As reported                                                  $ (3,992,153) $   (5,067,327)
 Proforma                                                     $ (4,608,688) $   (5,156,328)
Basic and diluted net (loss) per share:
 As reported                                                  $      (0.58) $        (0.80)
 Proforma                                                     $      (0.67) $        (0.82)

A summary of the activity of the stock options for the years ended December
 31, 1998 and 1997 is as follows:

                                                        Year ended              Year ended
                                                     December 31, 1998        December 31, 1997
                                                    ----------------------  --------------------
                                                                  Weighted              Weighted
                                                                  Average               Average
                                                                  Exercise              Exercise
                                                     Shares        Price     Shares      Price
                                                    --------     ---------  --------  ----------
Outstanding at beginning of period                   640,000         $0.59         -   $       -
Granted                                              292,000          3.33   640,000        0.59
Forfeited                                                  -             -         -           -
Expired                                                    -             -         -           -
                                                    --------     ---------  --------  ----------
Outstanding at end of period                         932,000         $1.45   640,000       $0.59
                                                    ========     =========  ========  ==========

Exercisable at end of period                         822,000         $1.19   465,000       $0.50
                                                    --------     ---------  --------  ----------
Weighted-average fair value of options
 granted during the period                                           $2.28                 $3.27

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

NOTE 6 - STOCK OPTION PLANS (Continued)
---------------------------

   A further summary of options outstanding at December 31, 1998 is as follows:

        Options Outstanding                Options Exercisable
-------------------------------------------------------------------
                Weighted
                 Average       Weighted                      Weighted
                Remaining       Average                       Average
  Number       Contractual     Exercise           Number     Exercise
Outstanding       Life          Price          Exercisable     Price
----------------------------------------------------------------------
480,000            1 years       $ 0.25        480,000       $ 0.25
 75,000            2 years         1.00         75,000         1.00
 45,000         1.63 years         2.00         45,000         2.00
 30,000         1.67 years         2.25         15,000         2.25
 10,000            4 years         2.50         10,000         2.50
122,000            4 years         2.87         72,000         2.87
 40,000         2.31 years         4.50         20,000         4.50
 40,000         2.75 years         4.50         20,000         4.50
 85,000         4.67 years        2.875         85,000        2.875
  5,000            5 years         3.50              -            -
-------                                    ------------

932,000                                        822,000
=======                                    ============

   In 1998, the Company's Board of Directors approved the issuance of stock options to officers, employees and directors under the Plan. The options provide for an exercise price equal to the fair market value of the shares on the date of the grant and expire three to five years thereafter. No compensation cost has been recognized for options granted under the Plan during the year ended December 31, 1998. The fair value of each option granted during the year ended December 31, 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of three to five years, with an average risk free interest rate of 4.4% to 5.25%, price volatility of 1.0 and no dividends.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

NOTE 6 - STOCK OPTION PLANS (Continued)
---------------------------

   The options granted to officers, employees and directors during the year ended December 31, 1998 are summarized as follows:

         Options Outstanding                Options Exercisable
-------------------------------------------------------------------
                Weighted
                 Average       Weighted                      Weighted
  Number        Remaining       Average                       Average
Granted and    Contractual     Exercise           Number     Exercise
Outstanding       Life          Price          Exercisable     Price
----------------------------------------------------------------------
   122,000        4 years       2.87             72,000        2.87
    40,000     2.31 years       4.50             20,000        4.50
    40,000     2.75 years       4.50             20,000        4.50
    85,000     4.67 years      2.875             85,000       2.875
     5,000        5 years       3.50                  -           -
   -------                                      -------

   292,000                                      197,000
   =======                                      =======

NOTE 7 - INCOME TAXES
---------------------

   Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                                    1998        1997
Deferred tax assets:
 Net operating loss carryforwards                                $1,631,000  $  346,000
 Compensation element of stock options issued                       848,000     670,000
 Startup costs capitalized for income tax purposes                  683,000     975,000
 Other                                                               86,000           -
                                                                  ---------  ----------
   Gross deferred tax assets                                      3,248,000   1,991,000

Less valuation allowance                                          3,223,000   1,975,000
                                                                  ---------  ----------

                                                                     25,000      16,000
Deferred tax liabilities, equipment                                 (25,000)    (16,000)
                                                                  ---------  ----------
                                                                  $       -  $        -
                                                                   ========  ==========

   Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,248,000 from 1997.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

NOTE 7 - INCOME TAXES (Continued)
---------------------

   As of December 31, 1998, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $4,096,000 expire as follows: $194,000 in 2011, $322,000 in 2012 and $3,580,000 in 2018. State net operating loss carryforwards totaling approximately $4,094,000 expire as follows: $194,000 in 2001, $320,000 in 2002 and $3,580,000 in 2003. Due to Internal Revenue
   Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

   A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                         1998          1997
                                                     ------------  ------------

   Income tax benefit at 35% statutory rate          $(1,397,000)  $(1,772,000)
   Change in valuation allowance                       1,248,000     1,578,700
   Nondeductible expenses                                 79,000       443,000
   Adjustment to net operating loss carryforwards        140,000             -
   State income taxes, net                              (217,780)     (232,000)
   Other                                                 149,000       (16,900)
                                                     -----------   -----------

                                                     $     1,220   $       800
                                                     ===========   ===========

NOTE 8 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
---------------------------------------------------------------

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 1, the Company was in the development stage through 1997 and has experienced cumulative losses since its inception of $10,152,610, inclusive of noncash charges for capital stock, options and warrant issuance-related activity of approximately $4,002,000. The cumulative losses have reduced net stockholders' equity to $927,025 as of December 31, 1998. At present, the Company's working capital plus limited revenue from gaming will not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   In September 1997, the Company commenced operations with live gaming activity, initially offering video poker and blackjack to its customers. During the first quarter of 1998, the Company introduced video baccarat, and in the second quarter of 1998, introduced limited testing of an Internet based pari-mutuel sports-betting service.

                       VIRTUAL GAMING TECHNOLOGIES, INC
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

NOTE 8 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING (Continued)
---------------------------------------------------------------

   The Company estimates it needs substantial new capital to achieve meaningful revenue producing operations. In January 1998, the Company initiated a private placement of 700,000 shares of its common stock at $3.00 per share. In July 1998, the Board of Directors approved the modification of the private placement memorandum to offer 1,400,000 shares at the $3.00 share price and to extend the termination date of the offering to September 30, 1998. In March 1999, the Company initiated a private placement of 700,000 shares of its common stock at $3.00 per share. Management's plans include consideration of joint venture arrangements with other companies in strategic locations in order to target customers within these specified foreign countries and licensing of the Companies software to other companies. The Company is also considering an arrangement to offer credit card processing services to other Internet based businesses, and in June 1998, deposited $300,000 with a major bank relative to a contemplated arrangement. This amount is classified as "Restricted Cash" in the accompanying consolidated balance sheet.

NOTE 9 - RECLASSIFICATION
-------------------------

   Certain amounts in the 1997 consolidated balance sheet and statement of operations have been reclassified in order to conform to the current year presentation.

Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure

     As reported in the Company's 8K/A filed on January 19, 1999 the Company's independent auditors for the fiscal years ended December 31, 1997 and 1996 were McGladrey & Pullen LLP. Effective January 6, 1999, the Registrant, upon the approval of the audit committee of the Board of Directors of the Registrant, approved the appointment of Pannell Kerr Forster as the Registrant's independent auditors for the fiscal year ended December 31, 1998. Except for the explanatory paragraph included in the firm's report on the financial statements for the 1997 and 1996 fiscal years, relating to substantial doubt existing about the Company's ability to continue as a going concern, the audit report of McGladrey & Pullen, LLP. on the Company's financial statements for the years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Registrant and McGladrey & Pullen, LLP. during the years ended December 31, 1997 and 1996 and the subsequent interim period preceding such dismissal on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of McGladrey & Pullen, LLP. would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons

     The following set forth below are the directors and officers of the Company.

Name                                     Age                            Position
----                                     ---                            --------
Daniel B. Najor                          44                  Chairman of the Board and Secretary

Joseph R. Paravia                        47                  President, Chief Executive Officer and Director

John Van Rhyn                            62                  Vice President of Gaming Operations

John A. Varley                           37                  Vice President of Marketing

Bruce Merati                             41                  Chief Financial Officer

Michael W. Yacenda                       47                  Director

Charles R. McCarthy, Jr.                 60                  Director

Dick L. Rottman                          61                  Director

Kim A. Nathanson                         42                  Director

Scott A. Walker                          40                  Director

     Mr. Najor founded the business of the Company in 1995 and has served as Chairman of the Board and Secretary since June 1996. From June 1996 to July 1997, Mr. Najor served as Chief Executive Officer of the Company. Since 1997, Mr. Najor has also served as President and a director of Contextual Trading Company, Inc., a San Diego, California based independent retail grocery business with over 160 employees.

     Mr. Paravia has served as President and a director of the Company since July 1996 and as Chief Executive Officer of the Company since July 1997. Mr. Paravia has over 20 years of experience in the gaming industry. From October 1995 through May 1996, Mr. Paravia served as the Vice President of the Tropicana Hotel in Las Vegas, Nevada, where he was responsible for all casino operations. From 1989 to February 1995, Mr. Paravia served as a director and as Senior Director of Casino Operations for Caesars Palace in Las Vegas, Nevada, where he was responsible for all casino operations.

     Mr. Van Rhyn has served as Vice President of Gaming Operations since June 1997. Mr. Van Rhyn has over 20 years of experience in the gaming industry, including positions of primary responsibility in the areas of sports wagering and racing, finance and accounting, and general casino operations. From 1993 to 1997, Mr. Van Rhyn was a self-employed consultant to the gaming industry. From 1989 to 1992, Mr. Van Rhyn was director of all race, sports wagering, poker and Keno operations at the Desert Inn Hotel & Casino in Las Vegas, Nevada. From 1988 to 1989, Mr. Van Rhyn was director of all race, sports wagering, poker and Keno operations at the Sands Hotel & Casino in Las Vegas.

     Mr. Varley has served as the Vice President of Marketing of the Company since July 27, 1998. From August 1997 until July 1998, Mr. Varley served as Chief Financial Officer of the Company. From April 1996 to August 1997, Mr. Varley served as Chief Financial Officer of CGM Group LLC, a management consulting firm. From 1990 to April 1996, Mr. Varley served in various accounting positions, including Director of Accounting, for American Hawaii Cruises, a wholly-owned subsidiary of American Classic Voyages.

     Mr. Merati has served as Chief Financial Officer of the Company since July 27, 1998. From July 1997 to July 1998, Mr. Merati served as the Controller of The Weekend Exercise Company, Inc., an apparel manufacturer. From 1995 to 1997, Mr. Merati served as the Controller of Airline Interiors, Inc., an airline seat manufacturer. From 1993 to 1995, Mr. Merati served as the Controller of First Affiliated Securities, a securities broker-dealer and investment banker. Mr. Merati is a Certified Public Accountant and spent seven years with the London office of PriceWaterhouseCoopers.

     Mr. Yacenda has served as a director of the Company since March 1997. Mr. Yacenda has served as President of eLottery since 1996 and as Executive Vice President of Executone Information Systems, Inc. since 1990.

     Mr. McCarthy has served as director of the Company since April 1998. Since 1993, Mr. McCarthy has been a partner in O'Connor & Hannan, where he has practices as a corporate attorney in the firm's Washington, D.C. office.

     Mr. Rottman has served as director of the Company since April 1998. Since 1994, Mr. Rottman has served as Chairman of the Board and Chief Executive Officer of Western Insurance Company. In addition, Mr. Rottman has served as Chief Executive Officer of Bell United Insurance Company since 1986. Mr. Rottman served as the Insurance Commissioner for the State of Nevada from 1971 to 1978.

     Ms. Nathanson has served as a director of the Company since October 1998. Ms. Nathanson currently serves as the Senior Vice President of Product Management at ENTEX Information Services. From 1996 to 1998, Ms. Nathanson served as the Vice President of Paragon Initiatives at ENTEX, a provider of PC networks and support services. From 1990 to 1996, she served as the Chairman and Chief Operating Officer of FCP Technologies, Inc., a systems integrator and reseller of computers, software and networking products.

     Mr. Walker has served as a director of the Company since October 1998. From January 1996 to the present, Mr. Walker has served as a partner and as General Counsel of MCOM Management Corp. From June 1995 to the present, Mr. Walker served as a principal of Walker Worldwide Ltd., an international trading company. From 1986 to 1995, Mr. Walker practiced law with the firm of Walker & Corsa.

     Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10%stockholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 1998.

Item 10.  Executive Compensation

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996.

                                                 Annual Compensation                Long-Term Compensation
                                  -------------------------------------------  ------------------------------
    Name and Position             Year      Salary      Bonus    Other Annual     Restricted    Common Shares    All Other
                                                                 Compensation    Stock Awards     Underlying      Compen-
                                                                                     ($)       Options Granted    sation
                                                                                                  (# Shares)
------------------------------    -----   ---------    ------   -------------  --------------  ---------------  -----------
Daniel B. Najor, Chairman(1)      1998     $123,013      -0-           -0-            -0-            -0-            -0-
                                  1997     $ 47,197      -0-           -0-            -0-            -0-            -0-
                                  1996          -0-      -0-           -0-            -0-            -0-            -0-

Joseph R. Paravia, President      1998     $133,213      -0-           -0-            -0-            -0-            -0-
and CEO(2)                        1997     $111,076      -0-           -0-        $50,000            -0-            -0-
                                  1996     $ 39,030      -0-           -0-        $ 8,000        480,000            -0-

John Van Rhyn,                    1998     $ 46,331      -0-           -0-            -0-         45,000            -0-
Vice President - Gaming           1997     $ 39,846      -0-           -0-            -0-         45,000            -0-
Operations(3)                     1996     $    -0-      -0-           -0-            -0-            -0-            -0-

John A. Varley,                   1998     $ 64,069      -0-           -0-            -0-         80,000            -0-
Vice President - Marketing(4)     1997     $ 26,250      -0-           -0-            -0-            -0-            -0-
                                  1996          -0-      -0-           -0-            -0-            -0-            -0-

Bruce Merati,                     1998     $ 31,875      -0-           -0-            -0-         40,000            -0-
Chief Financial Officer(5)        1997          -0-      -0-           -0-            -0-            -0-            -0-
                                  1996          -0-      -0-           -0-            -0-            -0-            -0-

_______________

(1) The Company did not pay to or accrue for Mr. Najor any salary until July 1997, at which time Mr. Najor began to receive a salary at the rate of $120,000 per annum. In addition Mr. Najor received an additional $3,013 in benefits. Effective December 26, 1998, Mr. Najor agreed to not taking any salary.

(2) Commencing June 1, 1996, the Company began paying Mr. Paravia a salary at the rate of $100,000 per annum. Mr. Paravia's salary was reduced to $8,000 per month effective as of November 11, 1997. Mr. Paravia's salary was reinstated to $120,000 per annum effective April 25, 1998. In addition Mr. Paravia received an additional $12,360 in benefits.

(3) Commencing June 6, 1997, the Company began paying Mr. Van Rhyn a salary at the rate of $70,000 per annum. Mr. Van Rhyn's salary was reduced to $3,000 per month effective as of February 9, 1998, and was reinstated to $70,000 per annum effective October 9, 1998.

(4) Commencing August 4, 1997, the Company began paying Mr. Varley a salary at the rate of $65,000 per annum.

(5) Commencing July 27, 1998, the Company began paying Mr. Merati a salary at the rate of $85,000 per annum.

                                               Option/SAR Grants in Last Fiscal Year
                                                         Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------
          Name                              Number of Securities    % of Total Options/SARs   Exercise or Base    Expiration Date
                                           Underlying Options/SARs   Granted to Employees in     Price ($/Sh)
                                                Granted (#)               Fiscal Year
-----------------------------------------  -----------------------  ------------------------  ----------------  --------------------

John Van Rhyn                                 45,000                      18.2%                    $2.875       September 18, 2003
Vice President - Gaming Operations


John Varley                                   80,000                      32.4%                    $ 2.87        January 2, 2001
Vice President - Marketing

Bruce Merati                                  40,000                      16.2%                    $2.875       September 18, 2003
Chief Financial Officer


                                        Aggregated Option/SAR Exercises in Last Fiscal Year
                                                   and FY-End Option/SAR Values
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                Number of          Value of
                                              Shares Acquired                                  Securities          Unexercised
      Name                                      on Exercise            Value Received          Underlying         In-the-Money
                                                                                               Unexercised        Options (SARs
                                                                                              Options (SARs       at FY-End($)
                                                                                              at FY-End(#)        Exercisable/
                                                                                              Exercisable/        Unexercisable
                                                                                              Unexercisable
----------------------------------------    -------------------    ----------------------    ---------------    -------------------
Joseph R. Paravia,                                                          480,000/0    $1,860,000/$0
  President & CEO

John Van Rhyn                                                                90,000/0    $  112,500/$0
  Vice President - Gaming Operations

John Varley                                                             40,000/40,000    $   50,200/$50,200
  Vice President - Marketing

Bruce Merati                                                                 40,000/0    $   50,000/$0
  Chief Financial Officer

     Compensation of Directors. All non-officer directors of the Company receive an attendance fee of $1,000 per meeting of the Board of Directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services which they perform.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of March 25, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

          Name and Address                                    Number of Shares                  Percentage Owned
-------------------------------------              ------------------------------------    ------------------------
Daniel B. Najor (2)                                                           3,362,500                        32.3%
Joseph R. Paravia (2)(3)                                                        680,000                         6.5%
John Van Rhyn (2)(5)                                                            104,000                          (4)
John Varley (2)(6)                                                               40,000                          (4)
Bruce Merati (2)(7)                                                              40,000                          (4)
Michael Yacenda (1)(8)                                                               --                          --
Charles R. McCarthy, Jr. (2)(9)                                                  48,000                          (4)
Dick L. Rottman (2)(10)                                                          63,665                          (4)
Kim A. Nathanson (2)                                                             16,667                          (4)
Scott A. Walker (2)(11)                                                         140,429                         1.3%
All officers and directors                                                    4,515,261                        43.4%
as a group

(1)  Assumes the sale of all of the Shares offered hereby.

(2)  Address is 12625 High Bluff Drive, Suite 205A, San Diego, California
     92130.

(3) Includes options granted to Mr. Paravia to purchase 480,000 shares of Common Stock at an exercise price of $.25 per share.

(4)  Less than one percent.

(5) Includes options granted to Mr. Van Rhyn to purchase 45,000 shares at $2.00 per share and options to purchase 45,000 shares at $2.875 per share.

(6) Includes options granted to Mr. Varley to purchase 40,000 shares of Common Stock at an exercise price of $2.87 per share. Does not include options to purchase 40,000 shares of Common Stock at an exercise price of $2.87 per share that are subject to vesting.

(7) Represents options granted to Mr. Merati to purchase 40,000 shares of Common Stock at an exercise price of $2.875 per share.

(8) Does not include securities of the Company held by eLottery Inc., of which Mr. Yacenda is President. See Item 1: "Description of Business - Business Development."

(9) Includes options granted to Mr. McCarthy to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share. Does not include options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share that are subject to vesting.

(10) Includes options granted to Mr. Rottman to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share. Does not include options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share that are subject to vesting.

(11) Includes 121,196 shares of Common Stock owned by MCOM Management Corp., with which Mr. Walker is affiliated.

Item 12.  Certain Relationships and Related Transactions

     Between May 1996 and December 1996, Daniel B. Najor and a company affiliated with Mr. Najor advanced approximately $128,000 to the Company's operating subsidiary for general working capital. All advances accrued interest at the rate of eight percent (8%) per annum. On April 11, 1997, Mr. Najor and the affiliated company converted the principal amount of the indebtedness into 128,000 shares of Common Stock, at the conversion rate of $1.00 per share. Accrued interest under the advances in the amount of approximately $11,279 was repaid by the Company in July 1997.

     Pursuant to a Securities Purchase Agreement dated September 5, 1996, as amended, eLottery agreed to purchase 233,333 shares of Common Stock at $3.00 per share. In addition, the Company granted eLottery a common stock purchase warrant entitling eLottery to purchase 200,000 shares of Common Stock at $3.45 per share over a five year period. In 1997, the Company appointed Mr. Michael Yacenda to its Board of Directors. Mr. Yacenda is the President of eLottery and the Executive Vice President of Executone Information Systems, Inc.

     In May 1996, the Company entered into a non-exclusive licensing agreement ("CasinoWorld Agreement") with CasinoWorld Holdings, Ltd., a Delaware corporation ("CasinoWorld") for the use of certain computer software and hardware. Under the terms of the CasinoWorld Agreement, the Company agreed to transfer 385,000 shares of its Common Stock to CasinoWorld as a licensing fee. As additional consideration, the Company agreed to pay CasinoWorld a royalty in the amount of 33 1/3 % of the net gaming revenue derived through Internet operations. Effective February 1997, the Company and CasinoWorld entered into a Settlement Agreement and Mutual Release (the "CasinoWorld Settlement Agreement"), pursuant to which the parties agreed to terminate the CasinoWorld Agreement. Under the terms of the CasinoWorld Settlement Agreement, CasinoWorld returned to the Company 385,000 shares of Common Stock in exchange for a $150,000 promissory note. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note.

     In September 1996, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eLottery pursuant to which eLottery agreed to purchase up to 600,000 shares of Common Stock at a price of $5.00 per share. The Securities Purchase Agreement was executed in contemplation of CasinoWorld providing or developing an Internet gaming system for the Company. Concurrent with the execution of the Securities Purchase Agreement, the Company issued 140,000 shares of its common stock to eLottery for $700,000.

     As a result of the termination of the CasinoWorld Agreement, in March 1997 the Company and eLottery entered into a settlement agreement (the "eLottery Settlement Agreement"). Under the terms of the eLottery Settlement Agreement, the Company readjusted the share purchase price under the Securities Purchase Agreement to $3.00 per share and accordingly issued an additional 93,333 shares to eLottery for no additional consideration. In addition, the Company issued to eLottery a common stock purchase warrant entitling eLottery to purchase up to 200,000 shares of Common Stock at an exercise price of $3.45 per share, subject to certain adjustments as provided for in the warrant. The warrant is immediately exercisable and expires five years from the date of issuance. Finally, the Company granted to eLottery, for no additional consideration, a non-exclusive, nonassignable royalty-free license to the Company's software applications relating to state or Indian bingo or lottery games for use by eLottery, provided that eLottery does not use such software technology to compete with a preexisting gaming operation of the Company.

     The Company's Chairman of the Board has advanced a total of $250,000 to the Company in February and March of 1999 on two separate note payables. The notes which were approved by the Board of Directors, in January 1999, are payable on demand and bear 12% annual interest.

Item 13.  Exhibits - and Reports on Form 8-K

     a) Exhibits The following exhibits were filed on December 10, 1998 as exhibits to the Company's 10-SB/A.

           3.1  Certificate of Incorporation of the Company
           3.2  Bylaws of the Company
           4.1  Specimen of Common Stock Certificate
          10.1 Securities Purchase Agreement dated September 5, 1996 between the Company and Unistar Entertainment, Inc.
          10.2 Settlement Agreement and Mutual General Release between the Company and CasinoWorld Holdings, Ltd, dated February 26, 1997
          10.3 Settlement Agreement and Mutual General Release between the Company and Unistar Entertainment, Inc. dated March 6, 1997
          10.4 Employment Agreement dated September 1, 1997 between the Company and Joseph R. Paravia
          10.5  Virtual Gaming Technologies, Inc. 1997 Stock Option Plan
          21.1  List of Subsidiaries

     b) Reports on Form 8-K. The Company filed a report of Form 8-K on January 19, 1999 relating to the change of the Registrant's independent auditors for the fiscal year ended December 31, 1998.

     c)   Financial Statements. Financial Statements appear beginning at page
          F-1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Gaming Technologies, Inc.
---------------------------------
(Registrant)

Date:  March 29, 1999               By: /s/     Joseph R. Paravia
                                    -------------------------------------------------
                                    President, Chief Executive Officer and Director

Date:  March 29, 1999               By: /s/     Bruce Merati
                                    -------------------------------------------------
                                    Chief Financial Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1999               By: /s/     Daniel B. Najor
                                    -------------------------------------------------
                                    Chairman of the Board

Date:  March 29, 1999               By: /s/     Michael W. Yacenda
                                    -------------------------------------------------
                                    Director

Date:  March 29, 1999               By: /s/     Charles R. McCarthy, Jr.
                                    -------------------------------------------------
                                    Director

Date:  March 29, 1999               By: /s/     Dick L. Rottman
                                    -------------------------------------------------
                                    Director

Date:  March 29, 1999               By: /s/     Kim A. Nathanson
                                    -------------------------------------------------
                                    Director

Date:  March 29, 1999               By: /s/     Scott A. Walker
                                    -------------------------------------------------
                                    Director