Form 10QSB
period 1999-03-31
VIRTUAL GAMING TECHNOLOGIES INC
filed 1999-05-14
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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

                            YES  [X]       NO  [_]

The number of shares of common stock, $.00001 par value outstanding as of May 6, 1999 was 8,531,819.

                       Virtual Gaming Technologies, Inc.
                       Table of contents for form 10-QSB
                          Quarter Ended March 31, 1999



                                                                           Page
                                                                          Number
PART 1  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

        .  Consolidated Balance Sheets as of March 31, 1999 (unaudited)     3
           and December 31, 1998

        .  Consolidated Statements of Operations (unaudited) for three      5
           months ended March 31, 1999 and 1998

        .  Consolidated Statements of Cash Flows (unaudited) for three      6
           months ended March 31, 1999 and 1998

        .  Notes to consolidated financial statements (unaudited)           8

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations    10

PART 2  OTHER INFORMATION                                                  12

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                     ------

                                            March 31,           December 31,
                                              1999                 1998
                                           (Unaudited)           (Audited)
                                           -----------          ------------
Current Assets:
  Cash and cash equivalents                $  166,767           $  523,512
  Restricted cash                             300,000              300,000
  Prepaid expenses and other assets            34,224               32,740
                                           ----------           ----------
  Total current assets                        500,991              856,252
Gaming license                                 28,767               53,151
Deposits                                      144,820               94,820
Equipment, net                                436,865              449,059
                                           ----------           ----------
  Total assets                             $1,111,443           $1,453,282
                                           ==========           ==========

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                 March 31,            December 31,
                                                                  1999                    1998
                                                               (Unaudited)              (Audited)
                                                               ------------           ------------
Current Liabilities:
  Accounts payable                                             $    142,887           $    209,895
  Accrued expenses                                                  109,284                120,947
  Funds held on deposit                                              56,003                 25,968
  Current portion of capital lease obligation                        12,140                 11,519
  Notes payable                                                     541,270                150,000
                                                              -------------           ------------
  Total current liabilities                                         861,584                518,329
Long-Term Portion of Capital Lease Obligation                         4,648                  7,928
                                                              -------------           ------------
  Total liabilites                                                  866,232                526,257
                                                              -------------           ------------
Shareholders' Equity
  Preferred stock, $.0001 par value, 10,000,000 shares
   authorized, none issued or outstanding                                 -                      -
  Common stock, $.00001 par value; 30,000,000 and
   30,000,000 shares authorized in 1999 and 1998,
   respectively; 8,349,696 and 8,331,196 issued in 1999
   and 1998, respectively; 116,667 and 116,667 issuable
   in 1999 and 1998, respectively                                        85                     85
Additional paid-in capital                                       11,089,009             11,079,550
Accumulated Deficit                                             (10,843,883)           (10,152,610)
                                                              -------------           ------------
Total shareholders' equity                                          245,211                927,025
                                                               ------------           ------------
Total liabilities and shareholders' equity                    $   1,111,443           $  1,453,282
                                                              =============           ============

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                 Three Months Ended March 31,
                                                                   1999                1998
                                                               (Unaudited)          (Unaudited)
                                                               -----------          -----------
Revenue:
  Casino Revenue                                               $  111,849           $    37,583
  Less promotional discounts                                      (14,704)              (20,002)
                                                               ----------           -----------
  Net Gaming Revenue                                               97,145                17,581
                                                               ----------           -----------
Operating  Expenses:
  Salaries and payroll expenses                                   358,650               379,797
  Other operating expenses                                        418,764               611,449
                                                               ----------           -----------
  Total operating expenses                                        777,414               991,246
                                                               ----------           -----------
    Loss from Operations                                         (680,269)             (973,665)

Financial income (expense):
  Interest income                                                   1,159                 1,497
  Interest expense                                                 (8,156)               (4,714)
  Loss on sale of securities available for sale                         -                (1,103)
  Unrealized foreign currency loss                                 (1,172)                    -
                                                               ----------           -----------
  Total financial income (expense)                                 (8,169)               (4,320)
                                                               ----------           -----------
    Loss before income taxes                                     (688,438)             (977,985)

Income tax expense                                                  2,835                   200
                                                               ----------           -----------
    Net Loss                                                   $ (691,273)          $  (978,185)
                                                               ==========           ===========
Basic and diluted net loss per share                           $     (.08)          $      (.14)
                                                               ==========           ===========
Shares used to compute basic and diluted net loss per share     8,524,229             7,107,782
                                                               ==========           ===========

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                  Three Months Ended March 31,
                                                                    1999               1998
                                                                (Unaudited)         (Unaudited)
                                                                -----------         -----------
Cash flows from operating activities:
  Net (loss)                                                    $(691,273)          $(978,185)
  Adjustments to reconcile net loss to net
   cash flows used in operating activities:
      Depreciation                                                 31,199              24,664
      Loss on sale of securities available for sale                     -               1,103
      Issuance of common stock options and warrants
       for licensing and consulting fees and compensation           6,704             248,297
  Changes in operating assets and liabilities:
      (Increase) decrease in:
         Prepaid expenses and other current assets                 (1,484)              9,322
         Gaming license                                            24,384              25,000
      Increase (decrease) in:
         Accounts payable and accrued expenses                    (78,671)             81,971
         Funds held on deposit                                     30,035               8,653
                                                                ---------           ---------
         Net cash flows used in
          operating activities                                   (679,106)           (579,175)
                                                                ---------           ---------
Cash Flows from Investing Activities:
  Increase in deposits                                            (50,000)               (898)
  Purchase of equipment                                           (19,005)            (14,416)
  Proceeds from the sale of investments                                 -              53,967
                                                                ---------           ---------
         Net cash flows used in
             investing activities                                 (69,005)             38,653
                                                                ---------           ---------

                       VIRTUAL GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                           Three Months Ended March 31,
                                                                             1999              1998
                                                                          (Unaudited)       (Unaudited)
                                                                          -----------       -----------
Cash flows from financing activities:
  Net proceeds from sale of common stock                                      2,755           437,053
  Proceeds from loans from stockholder                                      400,000                 -
  Principal payments under notes payable                                     (8,730)                -
  Principal payments under capital lease                                     (2,659)           (3,078)
                                                                          ---------         ---------
         Net cash flows provided by
             financing activities                                           391,366           433,975
                                                                          ---------         ---------
Net increase (decrease) in cash and cash equivalents                       (356,745)         (106,547)

Cash and cash equivalents at beginning of year                              523,512           290,991
                                                                          ---------         ---------
Cash and cash equivalents at March 31                                     $ 166,767         $ 184,444
                                                                          =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
  Interest                                                                $   8,177         $     964
  Income taxes                                                            $   2,810         $       -
                                                                          =========         =========
Supplemental disclosure of noncash investing and financing activities:

  Unrealized gain on securities available for sale                        $       -         $    (120)
                                                                          =========         =========
  Unrealized foreign exchange loss                                        $  (1,172)        $       -
                                                                          =========         =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtual Gaming Technologies, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 1998. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

The Company has derived all of its revenues from Internet casino-style gaming, including baccarat, blackjack, and video poker, and a pari-mutuel sports betting service. The Company's internally developed proprietary software applications allow for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company offers its gaming operations in several languages in certain international jurisdictions located in Asia, the Caribbean, Latin America, the Middle East, Australia, Europe and Africa. The Company's gaming operations are conducted by its wholly-owned subsidiary, Virtual Gaming Technologies (Antigua) Ltd., pursuant to a non-exclusive license from the Company and supported by a server site and hardware located in St. Johns, Antigua, West Indies.

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

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 18,500 shares have been sold for the gross proceeds of $55,500.

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

Revenue recognition
-------------------

Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses. In September 1997, the Company commenced limited operations with live gaming activity, initially offering video poker and blackjack to its customers. In the first quarter of 1998, the Company introduced video baccarat, and in the second quarter of 1998 introduced an Internet pari-mutuel sports-betting service.

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

Software development costs and recently issued accounting pronouncements
------------------------------------------------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
-------------------------------------------------------------------

Plan of Operations
------------------

The Company is engaged in the business of offering gaming opportunities over the Internet. In September 1997, the Company commenced offering Casino style gaming opportunities over the Internet, including baccarat, blackjack and video poker, and in April 1998 commenced offering a pari-mutuel sports betting service. As of May 6, 1999, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of gaming operations in September 1997 through May 6, 1999, the Company generated only $442,796 of gross revenue from gaming operations. As of May 6, 1999, the Company had accepted 33,479 subscriptions for its Internet gaming operations and has had 979 active players. As of the same date, cash deposits made by customers, which are used by customers for wagering, from inception of gaming operations totaled approximately $722,041.

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

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 18,500 shares have been sold for the gross proceeds of $55,500.

As of March 31, 1999, the Company had a negative working capital of $360,593 and stockholders' equity of $245,211. The Company's plan of operations over the next 12 months includes release of next generation software due in July 1999 that will be entirely Web based and will not require any manual download or installation. The embedded software will work in the most popular Web browsers of today, Internet Explorer and Netscape Navigator. It will be using highly compressed streaming technology, where users will experience a responsive application that feels as if it was installed on their local hard drive. The system will have scalability, replica-ability and will be a real time multi lingual application that can be deployed on any Internet Provider with minimal support.

Comparison of operations to prior year quarter
-----------------------------------------------

The Company's casino revenue increased 198% to $111,849 for the three months ended March 31, 1999 compared to $37,583 for the three months ended March 31, 1998. The growth was due to additional revenues generated from gaming operations. Promotional discounts decreased by 26% to $14,704 for the quarter ended March 31, 1999 from $20,002 for the three months ended March 31, 1998.

Operating expenses decreased by 22% to $777,414 for the three months ended March 31, 1999 from $991,246 for the prior year quarter. The decrease in these expenses was primarily due to prior quarter's higher charges for stock options pursuant to APB No.25.

Interest expense increased to $8,156 for the three months ended March 31, 1999 from $4,714 for the three months ended March 31, 1998. The increase was mainly resulted from interest cost due to notes payable.

Net loss from operations for the three months ended March 31, 1999 was $691,273 compared to net loss of $978,185 for the previous quarter. The reduction in loss from operations was mainly the result of increase in revenues and less stock option expenses compared to the prior quarter.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999, the Company had $166,767 in cash and cash equivalents compared to $523,512 at December 31, 1998. Working capital at March 31, 1999 was reduced by $698,516 to negative working capital of $360,593 from $337,923 on December 31, 1998. The decrease was the result of the loss incurred in the quarter.

The Company believes that it will require, at least, an additional $2,100,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

Impact of the Year 2000
-----------------------

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

The Company does not separately track the internal costs incurred for the Year 2000 project, such costs are principally the related payroll costs for its information systems group. The Company's external expenditure to date in complying with the Year 2000 audit has been less than $10,000 and believes $5,000 will be needed to complete the Year 2000 compliance. However, no assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward Looking Statements
--------------------------

This Quarterly Report contains forward looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate,", "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this registration statement; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal year 1998; the risks and uncertainties of regulation of Internet gaming by the international community; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should on or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

           Inapplicable.

Item 2.  Changes in Securities.
         ----------------------

           Inapplicable.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

           Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

           Inapplicable.

Item 5. Other Information.
        ------------------

           Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

           (a)   Exhibits
                 --------

                 None

           (b)   Reports on Form 8-K
                 -------------------

                 Pursuant to Form 8-K/A filed on January 6, 1999, the Registrant, upon the approval of the audit committee of the Board of Directors of the Registrant, approved the appointment of Pannell Kerr Forster International as the Registrant's independent auditors for the fiscal year ended December 31, 1998. The Company's independent auditors for the fiscal years ended December 31,1997 and 1996 were McGladrey & Pullen LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Gaming Technologies, Inc.
(Registrant)

Date:     May 11,1999                      /s/  BRUCE MERATI
                                           ----------------------------
                                           Bruce Merati
                                           Chief Financial Officer