Form 10QSB
period 1999-06-30
VIRTUAL GAMING TECHNOLOGIES INC
filed 1999-08-13
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                          Commission File No. 0-29800

                              Virtgame.Com Corp.
                              -----------------
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



       Registrant's telephone number, including area code 858-259-5015
                                                          ------------

                       Virtual Gaming Technologies, Inc.
                       ---------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]     NO  [ ]

The number of shares of common stock, $.00001 par value outstanding as of August 10, 1999 was 8,994,818.

        Virtgame.Com Corp. (Formerly Virtual Gaming Technologies, Inc.)

                       Table of contents for form 10-QSB

                          Quarter Ended June 30, 1999



                                                                                         Page
                                                                                        Number
PART 1 - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

          .  Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
             December 31, 1998                                                            3

          .  Consolidated Statement of Operations (unaudited) for three and
             six months ended June 30, 1999 and 1998                                      5

          .  Consolidated Statement of Cash Flows (unaudited) for six months
             ended June 30, 1999 and 1998                                                 6

          .  Notes to consolidated financial statements (unaudited)                       8

     ITEM 2.  Management's Discussion and Analysis or Plan of Operations                  10

PART 2 - OTHER INFORMATION                                                                12

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLGIES, INC.)
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998



                                     ASSETS
                                     ------

                                                             June 30,               December 31,
                                                               1999                     1998
                                                            (Unaudited)               (Audited)
                                                           -------------            -------------
Current Assets:
     Cash and cash equivalents                             $     321,456            $     523,512
     Restricted cash                                             150,000                  300,000
     Prepaid expenses and other assets                            27,581                   32,740
                                                           -------------            -------------

     Total current assets                                        499,037                  856,252

Gaming license                                                     3,836                   53,151

Deposits                                                         143,929                   94,820

Equipment, net                                                   420,262                  449,059
                                                           -------------            -------------

     Total assets                                          $   1,067,064            $   1,453,282
                                                           =============            =============

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLGIES, INC.)
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998




                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                                  June 30,               December 31,
                                                                    1999                     1998
                                                                 (Unaudited)               (Audited)
                                                                -------------            ------------
Current Liabilities:
  Accounts payable                                              $     188,409            $    209,895
  Accrued expenses                                                    131,563                 120,947
  Funds held on deposit                                                68,350                  25,968
  Current portion of capital lease obligation                          12,795                  11,519
  Notes payable                                                       307,295                 150,000
                                                                -------------            ------------

  Total current liabilities                                           708,412                 518,329

Long-Term Portion of Capital Lease Obligation                           1,193                   7,928
                                                                -------------            ------------

  Total liabilities                                                   709,605                 526,257
                                                                -------------            ------------

Shareholders' Equity
  Preferred stock, $.0001 par value, 10,000,000 shares
    authorized, none issued or outstanding                                  -                       -
  Common stock, $.00001 par value; 30,000,000 and
    30,000,000 shares authorized in 1999 and 1998,
    respectively; 8,614,055 and 8,331,196 issued in 1999
    and 1998, respectively; 116,667 and 116,667 issuable
    in 1999 and 1998, respectively                                         87                      85
  Additional paid-in capital                                       11,862,886              11,079,550
  Accumulated Deficit                                             (11,505,514)            (10,152,610)
                                                                -------------            ------------

  Total shareholders' equity                                          357,459                 927,025
                                                                -------------            ------------

  Total liabilities and shareholders' equity                    $   1,067,064            $  1,453,282
                                                                =============            ============

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLGIES, INC.)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six and Three Months Ended June 30, 1999 and 1998



                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                     1999              1998              1999              1998
                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                 -------------     -------------     -------------     -------------
Revenue:
   Casino Revenue                                $     236,819     $      99,764     $     124,970     $      62,181
   Less promotional discounts                          (25,210)          (22,152)          (10,506)           (2,150)
                                                 -------------     -------------     -------------     -------------

   Net Gaming Revenue                                  211,609            77,612           114,464            60,031
                                                 -------------     -------------     -------------     -------------

Operating  Expenses:
   Salaries and payroll expenses                       705,281           879,387           346,632           499,590
   Other operating expenses                            835,999         1,277,514           417,234           667,085
                                                 -------------     -------------     -------------     -------------

   Total operating expenses                          1,541,280         2,156,901           763,866         1,166,675
                                                 -------------     -------------     -------------     -------------

      Loss from Operations                          (1,329,671)       (2,079,289)         (649,402)       (1,106,644)

Financial income (expense):
   Interest income                                       1,430             6,129               270             4,632
   Interest expense                                    (19,148)          (10,359)          (10,992)           (5,645)
   Loss on sale of securities
   available for sale                                        -            (1,103)                -                 -
   Unrealized foreign currency loss                     (2,653)                -            (1,481)                -
                                                 -------------     -------------     -------------     -------------

   Total financial income (expense)                    (20,371)           (5,333)          (12,203)           (1,013)
                                                 -------------     -------------     -------------     -------------

      Loss before income taxes                      (1,350,042)       (2,084,622)         (661,605)       (1,107,657)

Income tax expense                                       2,862             1,220                27                 -
                                                 -------------     -------------     -------------     -------------

      Net Loss                                   $  (1,352,904)    $  (2,085,842)    $    (661,632)    $  (1,107,657)
                                                 =============     =============     =============     =============

Basic and diluted net loss per share             $        (.16)    $        (.27)    $        (.08)    $        (.14)
                                                 =============     =============     =============     =============

Shares used to compute basic and diluted
 net loss per share                                  8,583,482         7,607,444         8,601,313         8,121,327
                                                 =============     =============     =============     =============


        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLGIES, INC.)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998

                                                                             Six Months Ended June 30,
                                                                           1999                     1998
                                                                        (Unaudited)              (Unaudited)
                                                                       -------------            -------------
Cash flows from operating activities:
  Net (loss)                                                           $  (1,352,904)           $  (2,085,842)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
      Depreciation                                                            63,052                   40,982
      Loss on sale of securities available for sale                                -                    1,103
      Issuance of common stock options and warrants
        for licensing and consulting fees and compensation                    13,483                  337,301
  Changes in operating assets and liabilities:
      (Increase) decrease in:
         Prepaid expenses and other current assets                             5,159                   (5,606)
         Restricted Cash                                                     150,000                 (300,000)
         Gaming license                                                       49,315                   50,000
      Increase (decrease) in:
         Accounts payable and accrued expenses                               (10,870)                 276,006
         Funds held on deposit                                                42,382                   30,780
                                                                       -------------            -------------

         Net cash flows used in
           operating activities                                           (1,040,383)              (1,655,276)
                                                                       -------------            -------------

Cash Flows from Investing Activities:
  Increase in deposits                                                       (49,109)                  (4,295)
  Purchase of equipment                                                      (34,255)                (140,956)
  Proceeds from the sale of investments                                            -                   53,967
                                                                       -------------            -------------

         Net cash flows used in
             investing activities                                            (83,364)                 (91,284)
                                                                       -------------            -------------

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLGIES, INC.)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998


                                                                     Six Months Ended June 30,
                                                                     1999                 1998
                                                                  (Unaudited)          (Unaudited)
                                                                 -------------        -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                               769,855            2,687,532
  Proceeds from loans from stockholder                                 175,000                    -
  Principal payments under notes payable                               (17,705)                   -
  Principal payments under capital lease                                (5,459)              (4,424)
                                                                 -------------        -------------

         Net cash flows provided by
             financing activities                                      921,691            2,683,108
                                                                 -------------        -------------

Net increase (decrease) in cash and cash equivalents                  (202,056)             936,548

Cash and cash equivalents at beginning of year                         523,512              290,991
                                                                 -------------        -------------

Cash and cash equivalents at June 30, 1999                       $     321,456        $   1,227,539
                                                                 =============        =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
  Interest                                                       $       9,262        $       2,859
                                                                 =============        =============
  Income taxes                                                   $       2,837        $       1,220
                                                                 =============        =============

Supplemental disclosure of noncash investing and financing activities:

  Unrealized gain on securities available for sale               $           -        $        (120)
                                                                 =============        =============

  Unrealized foreign exchange loss                               $      (2,653)       $           -
                                                                 =============        =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtgame.Com Corp. (formerly Virtual Gaming Technologies, Inc.) (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 1998. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Effective August 3, 1999 the Company changed its name from Virtual Gaming Technologies, Inc. to Virtgame.Com Corp.

Private Placement
-----------------

Between January 1998 and December 1998, the Company conducted a private placement of 1,400,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,399,905 shares of Common Stock for the gross proceeds of $4,199,715.

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 481,499 shares have been sold for the gross proceeds of $1,144,500.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

Plan of Operations
------------------

The Company is engaged in the business of offering gaming opportunities over the Internet. In September 1997, the Company commenced offering Casino style gaming opportunities over the Internet, including baccarat, blackjack and video poker, and in April 1998 commenced offering a pari-mutuel sports betting service. As of August 3, 1999, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of gaming operations in September 1997 through August 3, 1999, the Company generated only $609,032 of gross revenue from gaming operations. As of August 3, 1999, the Company had accepted 38,201 subscriptions for its Internet gaming operations and has had 1,182 active players. As of the same date, cash deposits made by customers, which are used by customers for wagering, from inception of gaming operations totaled approximately $951,792.

The Company has financed its activities to date through the sale of its securities. In January 1998, the Company commenced a private placement of 1,400,000 shares of Common Stock, at a price of $3.00 per share. The offering was conducted by management of the Company on a straight best efforts basis, which meant that there was no minimum offering amount or escrow of proceeds and there was no commitments on the part of third parties to subscribe or arrange for others to subscribe for the purchase of the offered shares. Between January 1998 and December 1998 in that offering, the Company sold 1,399,905 shares of Common Stock for the gross proceeds of $4,199,715.

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 481,499 shares have been sold for the gross proceeds of $1,144,500.

As of June 30, 1999, the Company had a negative working capital of $209,375 and stockholders' equity of $357,459. The Company's plan of operations over the next 12 months includes release of next generation software due in August 1999 that will be entirely Web based and will not require any manual download or installation. The embedded software will work in the most popular Web browsers of today, Internet Explorer and Netscape Navigator. It will be using highly compressed streaming technology, where users will experience a responsive application that feels as if it was installed on their local hard drive. The system will have scalability, replica-ability and will be a real time multi lingual application that can be deployed on any Internet Provider with minimal support.

Comparison of operations to prior year quarter
----------------------------------------------

The company's casino revenue increased 101% to $124,970 for the three months ended June 30, 1999 compared to $62,181 for the three months ended June 30, 1998. The growth was due to additional revenues generated from gaming operations. Promotional discounts increased by 389% to $10,506 for the quarter ended June 30, 1999 from $2,150 for the three months ended June 30, 1998.

Operating expenses decreased by 35% to $763,866 for the three months ended June 30, 1999 from $1,166,675 for the prior year quarter. The decrease in operating expenses was primarily due to lower marketing and advertising as well as lower payroll costs.

Interest expense increased to $10,992 for the three months ended June 30, 1999 from $5,645 for the three months ended June 30, 1998. The increase was mainly resulted from interest cost due to notes payable.

Net loss from operations for the three months ended June 30, 1999 was $661,632 compared to net loss of $1,107,657 for the previous quarter.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1999 the Company had $321,456 in cash and cash equivalents compared to $523,512 at December 31, 1998. Working capital at June 30, 1999 was reduced by $547,298 to negative working capital of $209,375 from $337,923 on December 31, 1998. The decrease was a result of the loss incurred in the six months ended June 30, 1999. The Company believes that it will require, at least, an additional $1,500,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

The Company received advances of $475,000 in the form of notes payable from its Chairman of the Board of Directors during the quarter ended June 30, 1999. During this period $300,000 of the loan was converted into 100,000 shares at $3.00 per share through the private placement that was started in March 1999, leaving the balance of the notes payable to be $175,000 at the end of the quarter. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12%.

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

The Company does not separately track the internal costs incurred for the Year 2000 project, such costs are principally the related payroll costs for its information systems group. The Company's external expenditure to date in complying with the Year 2000 audit has been less than $10,000 and believes $3,000 will be needed to complete the Year 2000 compliance. However, no assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward Looking Statements
--------------------------

This Quarterly Report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate,", "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's 1998 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this registration statement; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal year 1998; the risks and uncertainties of regulation of Internet gaming by the international community; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should on or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

             Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

             Inapplicable.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

             Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

             Inapplicable.

Item 5. Other Information.
        -----------------

             Inapplicable.


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

             (a)    Exhibits
                    --------

                    None

             (b)    Reports on Form 8-K
                    -------------------

                    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.Com Corp. (formerly Virtual Gaming Technologies, Inc.)
(Registrant)

Date: August 11, 1999        /s/ BRUCE MERATI
                             ---------------------------
                             Bruce Merati
                             Chief Financial Officer