Form 10QSB
period 1999-09-30
VIRTUAL GAMING TECHNOLOGIES INC
filed 1999-11-12
CIK 1040022

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                         Commission File No. 0-29800

                             Virtgame.Com Corp.
                            --------------------
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
                                                            ------------

                       Virtual Gaming Technologies, Inc.
                       ---------------------------------
                                 (former name)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]       NO  [  ]

The number of shares of common stock, $.00001 par value outstanding as of October 20, 1999 was 9,887,487.

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)

                       Table of contents for Form 10-QSB

                       Quarter Ended September 30, 1999


                                                                                                           Page
                                                                                                          Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

            .   Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998       3

            .   Consolidated Statements of Operations (unaudited) for three and nine months ended
                September 30, 1999 and 1998                                                                  5

            .   Consolidated Statements of Cash Flows (unaudited) for nine months ended
                September 30, 1999 and 1998                                                                  6

            .   Notes to Consolidated Financial Statements (unaudited)                                       8

        ITEM 2.  Management's Discussion and Analysis or Plan of Operations                                  9

PART 2 - OTHER INFORMATION                                                                                  12

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998


                                     ASSETS
                                     ------

                                                                          September 30,             December 31,
                                                                               1999                     1998
                                                                           (Unaudited)                (Audited)
                                                                       -----------------         ----------------

Current Assets:
         Cash and cash equivalents                                     $         559,143         $        523,512
         Restricted cash                                                         150,000                  300,000
         Prepaid expenses and other assets                                        20,830                   32,740
                                                                       -----------------         ----------------

         Total current assets                                                    729,973                  856,252

Gaming license                                                                    78,630                   53,151

Deposits                                                                          68,929                   94,820

Equipment, net                                                                   377,416                  449,059
                                                                       -----------------         ----------------

         Total assets                                                  $       1,254,948         $      1,453,282
                                                                       =================         ================

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                            September 30,                   December 31,
                                                                                1999                            1998
                                                                             (Unaudited)                     (Audited)
                                                                     ----------------------            -------------------
Current Liabilities:
         Accounts payable                                              $            106,646            $           209,895
         Accrued expenses                                                           138,638                        120,947
         Funds held on deposit                                                      115,033                         25,968
         Current portion of capital lease obligation                                 11,036                         11,519
         Notes payable                                                              298,876                        150,000
                                                                       --------------------            -------------------

         Total current liabilities                                                  670,229                        518,329

Long-Term Portion of Capital Lease Obligation                                             -                          7,928
                                                                       --------------------            -------------------

         Total liabilities                                                          670,229                        526,257
                                                                       --------------------            -------------------

Shareholders' Equity
         Preferred stock, $.0001 par value, 10,000,000 shares
           authorized, none issued or outstanding                                         -                              -

         Common stock, $.00001 par value; 30,000,000
           shares authorized; 9,378,153 and 8,331,196
           issued in 1999 and 1998, respectively;
           116,667 and 116,667 issuable
           in 1999 and 1998, respectively                                                95                             85

         Additional paid-in capital                                              13,048,497                     11,079,550

         Accumulated Deficit                                                    (12,463,873)                   (10,152,610)
                                                                       --------------------            -------------------

         Total shareholders' equity                                                 584,719                        927,025
                                                                       --------------------            -------------------

         Total liabilities and shareholders' equity                    $          1,254,948            $         1,453,282
                                                                       ====================            ===================

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Nine and Three Months Ended September 30, 1999 and 1998


                                                  Nine Months Ended September 30,       Three Months Ended September 30,
                                                      1999               1998               1999                 1998
                                                   (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                                 --------------      ------------      --------------       -------------
Revenue:
   Casino Revenue                                $      356,230      $    182,392      $      119,411       $      82,628
   Less promotional discounts                           (64,155)          (28,605)            (38,945)             (6,453)
                                                 --------------      ------------      --------------       -------------

   Net Gaming Revenue                                   292,075           153,787              80,466              76,175
                                                 --------------      ------------      --------------       -------------

Operating Expenses:
   Salaries and payroll expenses                      1,310,567         1,323,324             605,286             443,937
   Other operating expenses                           1,266,364         2,142,900             430,366             865,508
                                                 --------------      ------------      --------------       -------------

   Total operating expenses                           2,576,931         3,466,224           1,035,652           1,309,445
                                                 --------------      ------------      --------------       -------------

      Loss from Operations                           (2,284,856)       (3,312,437)           (955,186)         (1,233,270)

Financial income (expense):
   Interest income                                        5,705            15,842               4,276               9,713
   Interest expense                                     (28,600)          (15,358)             (9,452)             (4,999)
   Loss on sale of securities
     available for sale                                       -            (1,508)                  -                (405)
   Unrealized foreign currency loss                        (650)                -               2,003                   -
                                                 --------------      ------------      --------------       -------------

   Total financial income (expense)                     (23,545)           (1,024)             (3,173)              4,309
                                                 --------------      ------------      --------------       -------------

      Loss before income taxes                       (2,308,401)       (3,313,461)           (958,359)         (1,228,961)

Income tax expense                                        2,862             1,220                   -                   -
                                                 --------------      ------------      --------------       -------------

      Net Loss                                   $   (2,311,263)     $ (3,314,681)     $     (958,359)      $  (1,228,961)
                                                 ==============      ============      ==============       =============

Basic and diluted net loss per share             $         (.27)     $       (.44)     $         (.11)      $        (.15)
                                                 ==============      ============      ==============       =============

Shares used to compute basic and diluted
 net loss per share                                   8,701,917         7,607,444           8,975,253           8,121,327
                                                 ==============      ============      ==============       =============

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998

                                                                            Nine Months Ended September 30,
                                                                           1999                       1998
                                                                        (Unaudited)                (Unaudited)
                                                                      --------------         --------------------
Cash flows from operating activities:
  Net (loss)                                                          $   (2,311,263)        $         (3,314,681)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
operating activities:
      Depreciation                                                            92,716                       68,794
      Loss on sale of securities available for sale                                -                        1,103
      Issuance of common stock options and warrants
        for licensing and consulting fees and compensation                   254,101                      403,762
  Changes in operating assets and liabilities:
      (Increase) decrease in:
         Prepaid expenses and other current assets                            11,910                      (44,372)
         Restricted Cash                                                     150,000                     (300,000)
         Gaming license                                                      (25,479)                     (25,057)
      Increase (decrease) in:
         Accounts payable and accrued expenses                               (85,558)                     364,057
         Funds held on deposit                                                89,065                       20,065
                                                                      --------------         --------------------
         Net cash flows used in
           operating activities                                           (1,824,508)                  (2,826,329)
                                                                      --------------         --------------------
Cash Flows from Investing Activities:
  Decrease in deposits                                                        25,891                      (81,076)
  Purchase of equipment                                                      (21,073)                    (217,276)
  Proceeds from the sale of investments                                            -                       53,967
                                                                      --------------         --------------------
         Net cash flows provided by
             investing activities                                              4,818                     (244,385)
                                                                      --------------         --------------------

        VIRTGAME.COM CORP. (FORMERLY VIRTUAL GAMING TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998


                                                                      Nine Months Ended September 30,
                                                                     1999                       1998
                                                                  (Unaudited)                (Unaudited)
                                                                --------------           ------------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                        $    1,714,856           $        3,803,024
  Proceeds from loans from stockholder                                 175,000                            -
  Principal payments under notes payable                               (26,124)                           -
  Principal payments under capital lease                                (8,411)                      (6,816)
         Net cash flows provided by
             financing activities                                    1,855,321                    3,796,208

Net increase (decrease) in cash and cash equivalents                    35,631                      725,494

Cash and cash equivalents at beginning of year                         523,512                      290,991

Cash and cash equivalents at September 30, 1999 and 1998        $      559,143           $        1,016,485
                                                                ==============           ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
  Interest                                                      $       30,286           $            4,108
                                                                ==============           ==================
  Income taxes                                                  $        2,862           $            1,220
                                                                ==============           ==================

Supplemental disclosure of noncash investing and financing activities:

  Unrealized gain on securities available for sale              $            -           $             (120)
                                                                ==============           ==================

  Unrealized foreign exchange loss                              $         (649)          $                -
                                                                ==============           ==================

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

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 280,000 shares of Common Stock for the gross proceeds of $840,000.

In September 1999, the Company started a private placement of 1,400,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 1,092,668 shares have been sold for the gross proceeds of $1,639,001.

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

Regulation risk
---------------

The Company provides its services in jurisdictions that do not prohibit gaming over the Internet. There can be no assurance that the Company will be able to comply with future government regulations that will affect gaming operations in a significant number of international jurisdictions. The United States has laws prohibiting gaming operations except by licensed persons. Currently, the effect of these laws on Internet gaming is uncertain. As a result, the Company does not intend to accept subscribers from the United States.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

Plan of Operations
------------------

The Company is engaged in the business of offering gaming opportunities over the Internet. In September 1997, the Company commenced offering Casino style gaming opportunities over the Internet, including baccarat, blackjack and video poker, and in April 1998 commenced offering a pari-mutuel sports betting service. As of October 26, 1999, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of gaming operations in September 1997 through October 26, 1999, the Company generated only $737,526 of gross revenue from gaming operations. As of October 26, 1999, the Company had accepted 40,094 subscriptions for its Internet gaming operations and has had 1,330 active players. As of the same date, cash deposits made by customers, which are used by customers for wagering, from inception of gaming operations totaled approximately $1,167,465.

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

In March 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. Between March 1999 and June 1999 in that offering, the Company sold 280,000 shares of Common Stock for the gross proceeds of $840,000.

In September 1999, the Company started a private placement of 1,400,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 1,092,668 shares have been sold for the gross proceeds of $1,639,001.

As of September 30, 1999, the Company had working capital of $59,744 and stockholders' equity of $584,719. The Company's plan of operations over the next 12 months includes release of next generation software due in November

1999 that will be entirely Web based and will not require any manual download or installation. The embedded software will work in the most popular Web browsers of today, Internet Explorer and Netscape Navigator. It will be using highly compressed streaming technology, where users will experience a responsive application that feels as if it was installed on their local hard drive. The system will have scalability, replica-ability and will be a real time multi lingual application that can be deployed on any Internet Provider with minimal support.

Comparison of operations to prior year quarter
----------------------------------------------

The company's casino revenue increased 45% to $119,411 for the three months ended September 30, 1999 compared to $82,628 for the three months ended September 30, 1998. The growth was due to an increased customer base as well as higher promotions, which increased by 504% to $38,945 for the quarter ended September 30, 1999 from $6,453 for the three months ended September 30, 1998. The Company's higher promotional discounts during the quarter substituted for higher marketing and advertising cost incurred in the previous year to entice existing subscribers to become active players. The company's casino revenue increased 95% to $356,230 for the nine months ended September 30, 1999 compared to $182,392 for the nine months ended September 30, 1998. The growth was due to additional revenues generated from gaming operations and increased in active players. Promotional discounts increased by 124% to $64,155 for the nine months ended September 30, 1999 from $28,605 for the nine months ended September 30, 1998.

Operating expenses decreased by 21% to $1,035,652 for the three months ended September 30, 1999 from $1,309,445 for the prior year quarter. The decrease in operating expenses was primarily due to lower marketing and advertising costs resulted in the Company's marketing strategy to emphasize more on its web based agent programs and partially offset by higher salaries and payroll expenses due to higher non-cash stock options. Interest expense increased to $9,451 for the three months ended September 30, 1999 from $4,999 for the three months ended September 30, 1998. The increase was mainly resulted from interest cost due to notes payable. Operating expenses decreased by 26% to $2,576,931 for the nine months ended September 30, 1999 from $3,466,224 for the nine months ended September 30, 1999. The decrease in operating expenses was primarily due to lower marketing and advertising costs.

Interest expense increased to $9,451 for the three months ended September 30, 1999 from $4,999 for the three months ended September 30, 1998, which was the result of higher notes payable. Interest expense increased to $28,600 for the nine months ended September 30, 1999 from $15,358 for the nine months ended September 30, 1998. The increase was mainly resulted from higher interest cost due to higher notes payable.

Net loss from operations for the three months ended September 30, 1999 was $955,186 compared to net loss of $1,233,270 for the previous quarter. Net loss from operations for the nine months ended September 30, 1999 was $2,284,856 compared to net loss of $3,312,437 for the nine months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999 the Company had $559,143 in cash and cash equivalents compared to $523,512 at December 31, 1998. Working capital at September 30, 1999 decreased by $278,179 to $59,744 from $337,923 on December 31, 1998. The decrease was a result of the loss incurred in the nine months ended September 30, 1999. The Company believes that it will require, at least, an additional $1,500,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

In September 1999, the Company started a private placement of 1,400,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10-QSB Report 1,092,668 shares have been sold for the gross proceeds of $1,639,001.

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

Impact of the Year 2000
-----------------------

The Company utilizes computer software programs and operating systems, including applications used in operating the gaming services, the Company's proprietary software, network access, and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has appointed a Year 2000 Committee who has performed an audit to assess the scope of the Company's risks and bring its applications into compliance. The Committee has completed its identification of applications that are not Year 2000 compliant, if any. In addition, the Company has asked its vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. To date, the Company's assessment has determined that its key vendors are year 2000 compliant. Almost all the Company's commercial Internet software is developed in house using Microsoft, Sun Microsystems Java and Macromedia Shockwave programs which the Company believes are year 2K compliant. Notwithstanding the Company's Year 2000 compliance efforts, the failure of a material system or vendor, or the Internet generally, to be Year 2000 compliant could harm the operation of the Company's systems or have other unforeseen, material adverse consequences.

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

            Inapplicable.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

           Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

          Pursuant to a majority written consent of stockholders effective as August 2, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation for purposes of changing the Company's corporate name to Virtgame.com Corp.]

Item 5. Other Information.
        -----------------

           Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

           (a)          Exhibits
                        --------

                 Financial Data Schedule - Exhibit 27.1

           (b)          Reports on Form 8-K
                        -------------------

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.Com Corp. (formerly Virtual Gaming Technologies, Inc.)
(Registrant)

Date:                                      /s/  BRUCE MERATI
                                           ------------------------------
                                           Bruce Merati
                                           Chief Financial Officer