Form 10KSB40
period 1999-12-31
VIRTUAL GAMING TECHNOLOGIES INC
filed 2000-03-30
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-29800

                              Virtgame.com Corp.
                              ------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                    33-0716247
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

          12625 High Bluff Drive
                Suite 205A
           San Diego, California                            92130-2053
    ---------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code  858-259-5015
                                                              ---------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Virtual Gaming Technologies, Inc.'s revenues for the most recent fiscal year were $ 465,327.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 24, 2000 was approximately $ 18,812,500. The number of shares outstanding of the registrant's Common Stock, as of March 24, 2000 was 10,750,293.


                      DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                       Form 10-KSB Reference Location
None                                                         N/A

                               Virtgam.com Corp.

                       Table of contents for Form 10K-SB
                          Year Ended December 31, 1999

                                    PART I
                                    ------
Item 1.   Business

            Business Developments                                                                          3
            Business of Company                                                                            4
            Products and Services                                                                          5
            Customers                                                                                      6
            New Industry and Competition                                                                   6
            Regulation                                                                                     7
            Employees                                                                                      7
            Research and Development                                                                       7
            Proprietary Technology                                                                         7
            Marketing and Sales                                                                            8
Item 2.   Description of Property                                                                          8
Item 3.   Legal Proceedings                                                                                8
Item 4.   Submission of Matters to a Vote of Security Holders                                              8

                                    PART II
                                    -------

Item 5.   Market for Common Equity and Related Stockholders Matters                                        8
Item 6.   Management's Discussion and Analysis or Plan of Operation                                        9
Item 7.   Audited Financial Statements                                                                    11
Item 8.   Changes In and Disagreement With Accountants on Accounting and Financial Disclosure             12

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons                                    12
Item 10.  Executive Compensation                                                                          14
Item 11.  Security Ownership of Certain Beneficial Owners and Management                                  16
Item 12.  Certain Relationships and Related Transactions                                                  16
Item 13.  Exhibits and Reports on Form 8-K                                                                17

                                    PART I
                                    ------

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

     The Company was formed under the laws of the State of Delaware on October 24, 1995 under the name MBA Licensing Corp. The Company's initial operations included the development of CD-ROM and video game cartridges that incorporated certain patented virtual reality technology. In November 1995, the Company conducted a private placement of its $.00001 par value common stock ("Common Stock") at $0.25 per share pursuant to Rule 504 under the Securities Act of 1933 ("1933 Act"). In that offering, the Company sold 1,160,000 shares of Common Stock in consideration of cash proceeds of $60,000, net of $5,000 of offering costs, and the cancellation of $225,000 of licensing and consulting fees due and payable. In May 1996, the Company chose to suspend all operations relating to the development of the virtual reality CD-ROMs and video game cartridges in favor of pursuing the development of casino-style gaming operations over the Internet. On June 20, 1996, the Company changed its corporate name to Internet Gaming Technologies, Inc. On January 22, 1997, the Company changed its corporate name to Virtual Gaming Technologies, Inc. In August 1999, the Company changed its name to Virtgame.com Corp.

     Pursuant to a Securities Purchase Agreement dated September 5, 1996, as amended, eLOT, Inc. ("eLOT") agreed to purchase 233,333 shares of Common Stock at $3.00 per share. In addition, the Company granted eLOT a common stock purchase warrant entitling eLOT to purchase 200,000 shares of Common Stock at an exercise price of $3.45 per share. The warrant is immediately exercisable and expires on March 6, 2002. eLOT was formerly known as eLottery and prior to that as Unistar Entertainment, Inc.

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

     Between January 1998 and December 1998, the Company conducted a private placement of 1,400,000 shares of

Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,387,238 shares of Common Stock for the gross proceeds of $4,161,703. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

     Between February 1999 and June 1999, the Company conducted a private placement of 700,000 shares of Common Stock at an offering price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 181,358 shares of Common Stock for the gross proceeds of $544,074. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

     Between August 1999 and January 2000, the Company conducted a private placement of 2,100,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,301,600 shares of Common Stock for the gross proceeds of $1,952,400. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

     In February 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.50 per share. At the time of this 10-KSB report, 213,333 shares have been sold for the gross proceeds of $320,000. The placement is being conducted pursuant to rule 506 under the 1933 Act.

     On December 21, 1999, the Company acquired all of the issued and outstanding common shares of Primeline Technologies, Inc. in consideration of Virtgame's issuance of 447,208 shares of its common stock to Primeline stockholders.

     In February 2000 the company signed a letter of intent to merge into eLOT, Inc. The merger will be conducted as a tax-free reorganization in pursuant to section 368 of the Internal Revenue Code. The letter of intent calls for the close, sale or spin off of the Company's existing gaming operations in Antigua. The merger will be effected by eLOT issuing one share of its common stock in exchange for every three shares of common stock of VGTI issued and outstanding on the closing date. Micahel Yacenda, a director of Virtgame.com is president of eLottery, Inc. a subsidiary of eLOT, Inc.

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

Business of Company
-------------------

     The Company has established an Internet web site at which it offers interactive gaming service and a virtual casino under the service name "Constellation." The web site is located on the Internet at www.virtcasino.com and is accessible by the general public, however; only established subscribers will be permitted to play the gaming opportunities for money. The web site is accessible by a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 32 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with "point and click" interactivity. Persons who wish to conduct gaming operations at Constellation are able to subscribe over the Internet by completing an application appearing at the web site. Part of the application process requires that the subscriber opens an account, and make a minimum deposit with the Company. The Company accepts subscriptions only from persons over the age of 21 known or believed to reside in jurisdictions that do not prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States.

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

     From the inception of operations in September 1997 through December 31, 1999 the Company has generated $731,607 of gross revenue from gaming operations. At the time of this 10K-SB Report, the Company had accepted 42,871 subscriptions for its Internet gaming operations and has had 1,381 active players. As of the same date, customer cash deposits which are used by customers for wagering, from inception of gaming operations totaled approximately $1,307,000.

     The Company has signed a letter of intent with the province of Chaco, Argentina to provide technology for internet lotteries in that province, and the Company intends to pursue similar arrangements with other provinces in South America under its web site www.OfficialGames.com or www.juegosoficiales.com.
                           ---------------------    -----------------------

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

     On December 16, 1999, the Company announced the creation of a state Internet lottery site for Argentina. OfficialGames.com (JuegosOficiales.com) will serve as the official gaming portal for state of Chaco in Argentina. The soft launch of the site was conducted in January 2000 with instant lottery and instant bingo games. The Company intends to expand its Internet lottery sites to additional states in Argentina. Non-Internet lotteries are currently a $2.8 billion industry in Argentina.

     On December 21, 1999, the Company acquired Primeline Technologies, Inc., a producer of sports wagering software that already has been approved by the Nevada Gaming Control Board. The Company bought Primeline Technologies in order to improve Primeline's over-the-counter software work on the Internet and to create a seamless system for online and on-site sportsbetting. The Company intends to make its on-line betting service available both as an Internet version as well as an Intranet version (i.e. via a closed loop system within a state).

     On January 25, 2000 the Company completed an agreement to provide Coast Resorts with a Nevada Intranet Sports Book System. The system will be presented to the Nevada Gaming Control Board in March 2000 for formal review and it is expected to be approved and operational by Coast Resort in second quarter of year 2000.

Customers
---------

     The Company's policy is to accept subscriptions only from persons over the age of 21 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be citizens or residents of the United States. The Company uses, among other techniques, Internet databases that publish the local addresses of most Internet domain names in order to verify that the subscriber resides in a jurisdiction that is not known to prohibit Internet gaming

New Industry and Competition
-----------------------------

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

     The Company believes that as of the date of this 10-KSB Report, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States are subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. On the other hand, it is the Company's understanding that many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of gaming opportunities do not apply to Internet gaming services. In 1997 and 1999, legislation was introduced to the United States Senate and House of Representatives which, if enacted, would have effectively amended the Federal Wire Statute, codified at 18 U.S.C. (S) 1084, to prohibit the provision of Internet gaming operations to residents of the United States. No action was taken on the bills prior to the end of the legislative session, however there can be no assurance that similar legislation will not be introduced in future legislative sessions. (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380).

     At the present time, it is the Company's policy not to offer its Internet gaming services to citizens or residents of the United States and to otherwise endeavor to comply with federal and state laws in the United States pertaining to gaming.

Employees
---------
     As of the date of this 10-KSB Report, the Company employs 24 people on a full and part time basis, 3 of which are based in Antigua.

Research and Development
------------------------

     The Company spent approximately $706,000 in research and development in 1999 all of which were written off during the year. The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its technology and the technology of other software developers, with the goal of providing applications that are competitive and innovative in the Internet gaming industry.

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

Item 2.   Description  of Property

     The Company's executive offices are located in San Diego, California and consist of approximately 4,000 square feet for a monthly rent of approximately $10,600. The Company's Antigua subsidiary is located in Antigua where the Company's servers and games are operated and managed.

Item 3.   Legal Proceedings

     The Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders, through the solicitation of proxies, or otherwise.

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

                                     High       Low
                                     ----       ---
Mar 31, 1998                         5.63      2.81
June 30, 1998                       11.25      3.75
September 30, 1998                  11.25      2.88
December 31, 1998                    5.00      3.38
March 31, 1998                       4.43      3.38
June 30, 1999                        4.87      2.70
September 30, 1999                   3.72      1.75
December 31, 1999                    4.12      1.50

     On December 31, 1999, the closing price for the Company's Common Stock was $ 1.56 per share. As of that date, the Company had 168 stockholders of record and approximately 797 beneficial holders of stock.

     The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future

     During the year the Company sold unregistered shares of its Common Stock in the following transactions:

A. In April 1999, the Company issued to one of its officers and one of its employees options to purchase an aggregate of 185,000 shares of Common Stock at an exercise price of $3.25 per share. Options to purchase 85,000 shares of Common Stock were issued to an officer of the Company, of which options to purchase 45,000 shares of Common Stock were immediately exercisable upon grant, options to purchase 40,000 shares of Common Stock vest and first become exercisable on April 29, 2000. All options issued to the employees were immediately exercisable upon grant. All of the foregoing options expire on April 29, 2002. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

B. In July 1999, the Company issued to two of its officers and one of its employees options to purchase an aggregate of 1,100,000 shares of Common Stock at exercise price ranging between $2.16 and $1.62 per share. Options to purchase 800,000 shares of Common Stock were issued to two officers of the Company, of which options to purchase 650,000 shares of Common Stock were immediately exercisable upon grant, options to purchase 150,000 shares of Common Stock vest and first become exercisable on July 26, 2000. Option to purchase 100,000 Common Stock issued to the employee were immediately exercisable upon grant, and options to purchase 100,000 shares vests and first becomes exercisable on July 26, 2000 and the remainder 100,000 options first become exercisable on July 26, 2001. Options to purchase 900,000 Common Stock expire on July 25, 2004, options to purchase 100,000 Common Stock will expire on July 25, 2005 and the remainder 100,000 expires on July 25, 2006. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

C. In September 1999, the Company issued to two of its officers options to purchase an aggregate of 690,000 shares of Common Stock at exercise price ranging between $0.10 and $3.00 per share. All of these options were immediately exercisable upon grant. There was no underwriter involved in the issuances. Options to purchase 600,000 Common Stock expire on September 1, 2002; options to purchase 90,000 Common Stock will expire on September 1, 2004. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

D. In December 1999, the Company issued to sixteen of its employees options to purchase an aggregate of 116,500, shares of Common Stock at exercise price of $2.00 per share. Options to purchase 65,000 Common Stock were immediately exercisable upon grant and 45,5000 vest and first become exercisable on December 16, 2000, options for 3,000 first becomes exercisable on December 16, 2001 and 3,000 on December 16, 2002. Options to purchase 110,5000 Common stock expire on December 14, 2003, options to purchase 3,000 Common Stock expire on December 14, 2004 and options to purchase 3,000 Common Stock expires on December 14,2005. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

E. In February 1999, the Company issued to four investment bankers warrants to purchase an aggregate of 100,000 shares of Common Stock at exercise price of $5.00 per share. All the foregoing options are immediate exercisable and expire on February

     20, 2004. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

F. Between January 1999 and June 1999, the Company conducted a private placement of 700,000 shares of Common Stock at an offering price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 181,359 shares of Common Stock for the gross proceeds of $544,080. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

G. Between August 1999 and December 1999, the Company conducted a private placement of 2,100,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,271,600 shares of Common Stock for the gross proceeds of $1,907,400. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

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

          Between January 1999 and June 1999, the Company conducted a private placement of 700,000 shares of Common Stock at an offering price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 181,359 shares of Common Stock for the gross proceeds of $544,080. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

          Between August 1999 and January 2000, the Company conducted a private placement of 2,100,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,301,600 shares of Common Stock for the gross proceeds of $1,952,400. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

          In February 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.50 per share. At the time of this 10-KSB report, 213,333 shares have been sold for the gross proceeds of $320,000. The placement is being conducted pursuant to rule 506 under the 1933 Act.

Results of Operations

          Year Ended December 31, 1999 Compared to Year Ended December 31, 1998. The Company's net revenues increased from $221,192 to $384,673 for the year ended December 31, 1999 compared to the prior year period. The growth in revenues was caused by increase in the Company's higher marketing and advertising campaigns causing higher number of active players and gaming operations. Operating expenses decreased by 19.3% for the year ended December 31, 1999 to $3,402,652 compared to $4,214,722 in the prior year period.

          Interest income decreased to $11,454 for the year ended December 31, 1999 compared to $26,217 for the prior year period. The decrease was due to the Company's lower cash position in 1999. Interest expense increased to

$35,635 for the year ended December 31, 1999 compared to $20,360 for the prior year period, due to higher note payable balances.

Liquidity and Capital Resources

          The Company had working capital of $206,003 at December 31, 1999, however since that date, the Company's working capital position has been further depleted through losses from operations. In order to obtain the necessary working capital to fund continued operations; the Company has undertaken a new private placement offering. The private placement is for 1,000,000 shares at $1.50 per share with sales commission of approximately 10% to fund the full scale roll out of its Internet gambling operations and to fund the continuing losses from operations as the Company endeavors to build revenues and reach profitable operations. The Shares are being offered on a straight best effort basis by the Company, which means that there is no minimum offering amount and no escrow of proceeds. The Company believes it needs at least the net proceeds of $1,350,000 from the sale of the 1,000,000 Shares of the Private Placement before it starts generating cash flow from its operations. If the Company is unable to raise this capital, it will endeavor to raise the additional required funds through alternative sources, of which there can be no assurance. Failure to obtain the required funds from any source would severely impact the Company's financial condition and would jeopardize the Company's ability to continue as a going concern. The Company's Independent Auditor's report includes an emphasis of matter as to the Company's ability to continue as a going concern.

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

          As of the date of this memorandum, nothing has come to the Company's attention that would indicate that any of its computer software applications, or those of its information suppliers and software licensers, are unable to operate accurately after January 1, 2000. However, the Company has been advised that the consequences of a Year 2000 failure may not become apparent for several weeks following January 1, 2000. The Company previously has appointed a Year 2000 Committee to assess the scope of our risks in this regard and adopt appropriate measures to bring its applications into compliance. To date, the costs associated with this project have been insignificant. However, no definitive assurance can be given that all of the Company's systems are Year 2000 compliant or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on its business, financial condition or results of operations.

Item 7.        Financial Statements

          The Independent Auditors' Reports for the years ended December 31, 1999 and 1998 are included in this report commencing on page F-1.

Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                   PART III
                                   --------

Item 9.        Directors, Executive Officers, Promoters and Control Persons

Name                                    Age                  Position
-----                                   ---                  --------
Leo I. George                            63                  Chairman of the Board

Joseph R. Paravia                        48                  President, Chief Executive Officer and Director

John Van Rhyn                            63                  Vice President of Gaming Operations

Bruce Merati                             42                  Chief Financial Officer

Michael W. Yacenda                       48                  Director

Dick L. Rottman                          62                  Director

Kim A. Nathanson                         43                  Director

Scott A. Walker                          41                  Director

          Mr. George has served as Chairman of the Board of the Company since September 1999. Since 1995, Mr. George has served as Vice-President for Regulatory Affairs of WinStar Communications, a provider of wireless communications services. From 1992 to 1995, Mr. George served as Chairman of Avant-Garde Telecommunications Corp., a provider of nationwide wireless bypass services to long distance carriers. From 1989 to 1992, Mr. George served as the general counsel to the Goeken Group, the founder of MCI. During that time, Mr. George and John Goeken collaborated to launch Airfone, the first commercial telephone service with U.S. airline carriers.

          Mr. Paravia has served as President and a director of the Company since July 1996 and as Chief Executive Officer of the Company since July 1997. Mr. Paravia has over 20 years of experience in the gaming industry. From October 1995 through May 1996, Mr. Paravia served as the Vice President of the Tropicana Hotel in Las Vegas, Nevada, where he was responsible for all casino operations. From 1991 to February 1995, Mr. Paravia served as a member of the Board of Directors and as Senior Director of Casino Operations for Caesars Palace in Las Vegas, Nevada, where he was responsible for all casino operations.

          Mr. Van Rhyn has served as Vice President of Gaming Operations since June 1997. Mr. Van Rhyn has over 20 years of experience in the gaming industry, including positions of primary responsibility in the areas of sports book and racing, finance and accounting, and general casino operations. From 1993 to 1997, Mr. Van Rhyn was a self-employed consultant to the gaming industry. From 1989 to 1992, Mr. Van Rhyn was director of all race, sports book, poker and Keno operations at the Desert Inn Hotel & Casino in Las Vegas, Nevada. From 1988 to 1989, Mr. Van Rhyn was director of all race, sports book, poker and Keno operations at the Sands Hotel & Casino in Las Vegas.

          Mr. Merati has served as Chief Financial Officer of the Company since July 27, 1998. From July 1997 to July 1998, Mr. Merati served as the Controller of The Weekend Exercise Company, Inc., an apparel manufacturer. From 1995 to 1997, Mr. Merati served as the Controller of Airline Interiors, Inc., an airline seat manufacturer. From 1993 to 1995, Mr. Merati served as the Controller of First Affiliated Securities, a securities broker-dealer and investment banker. Mr. Merati is a Certified Public Accountant and a Chartered Accountant in England & Wales and spent seven years as auditor with the London office of PricewaterhouseCoopers.

          Mr. Yacenda has served as a director of the Company since March 1997. Mr. Yacenda has served as President of eLottery, a subsidiary of eLOT since 1996 and as Executive Vice President of eLOT, Inc. since 1990.

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

          Compliance With Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10%stockholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 1999.

Item 10.       Executive Compensation

          Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.

                                                Annual Compensation                     Long-Term Compensation
                                    -------------------------------------------    -------------------------------
                                                                                     Restricted    Common Shares
                                                                                       Stock         Underlying
                                                                   Other Annual        Awards     Options  Granted      All Other
       Name and Position            Year     Salary     Bonus      Compensation         ($)          (# Shares)       Compensation
----------------------------        ----    --------    ------    --------------   -------------- ----------------   --------------
Joseph R. Paravia, President        1999    $130,577      -0-           -0-                    -0-          500,000        -0-
 and CEO(1)                         1998    $133,213      -0-           -0-                    -0-               -0-       -0-
                                    1997    $111,076      -0-           -0-               $50,000                -0-       -0-


John Van Rhyn,                      1999    $ 43,750      -0-           -0-                    -0-               -0-       -0-
Vice President -  Gaming            1998    $ 46,331      -0-           -0-                    -0-           45,000        -0-
 Operations(2)                      1997    $ 39,846      -0-           -0-                    -0-           45,000        -0-


Bruce Merati,                       1999    $ 90,000      -0-           -0-                    -0-          385,000        -0-
Chief Financial Officer(3)          1998    $ 31,875      -0-           -0-                    -0-           40,000        -0-
                                    1997          -0-     -0-           -0-                    -0-               -0-       -0-

_______________

(1) Commencing June 1, 1996, the Company began paying Mr. Paravia a salary at the rate of $100,000 per annum. Mr. Paravia's salary was reduced to $8,000 per month effective as of November 11, 1997. Mr. Paravia's salary was reinstated to $120,000 per annum effective April 25, 1998 and was increased to $150,000 per annum effective August 1, 1999.

(2) Commencing June 6, 1997, the Company began paying Mr. Van Rhyn a salary at the rate of $70,000 per annum. Mr. Van Rhyn's salary was reduced to $3,000 per month effective as of February 9, 1998, and was reinstated to $70,000 per annum effective October 9, 1998. Effective February 15, 2000, Mr. Van Rhyn's salary was reduced to $5,200 per year.

(3) Commencing July 27, 1998, the Company began paying Mr. Merati a salary at the rate of $85,000 per annum Effective August 1, 1999, Mr. Merati's salary was increased to $100,000 per annum.

                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

---------------------------------------------------------------------------------------------------------------------------------
                               Number of Securities         % of Total Options/SARs
                              Underlying Options/SARs       Granted to Employees in        Exercise or Base
           Name                     Granted (#)                   Fiscal Year                Price ($/Sh)        Expiration Date
--------------------------  --------------------------     ---------------------------  ----------------------   ----------------
Joseph Paravia, President             500,000                          25.3%                     $1.625            July 25, 2004

Bruce Merati - Chief                   85,000                           4.3%                     $ 3.25            April 29, 2002
 Financial Officer                    300,000                          15.2%                     $1.625             July 25, 2004


              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values


                                                                             Number of
                                                                            Securities             Value of
                                                                            Underlying            Unexercised
                                                                            Unexercised          In-the-Money
                                                                           Options (SARs         Options (SARs
                                                                           at FY-End (#)         at FY-End($)
                          Shares Acquired                                  Exercisable/          Exercisable/
       Name                 on Exercise            Value Received          Unexercisable       Unexercisable(1)
-------------------      -----------------    ----------------------    -----------------    ----------------
Joseph R. Paravia,                                                              980,000/0         $628,800/$0
  President & CEO

John Van Rhyn
Vice President - Gaming
  Operations                                                                     90,000/0         $     0/$0

Bruce Merati - Chief
Financial Officer                                                         235,000/190,000         $      0/$0

     (1) Calculated based upon a last reported sale price of $1.56 per share of Common Stock, as reported on the OTC Bulletin Board on December 31, 1999.

          Employment Agreements:

          (a) In September 1999, the Company entered into an employment agreement with its Chairman, Leo I. George, pursuant to which Mr. George received three-year options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.10 per share. These options contain a buy-back provision in favor of the Company which enables the Company to buy-back these options and the shares underlying the options at a price of $3.50 per share. In addition, Mr. George received three-year options to purchase up to 700,000 shares of Common Stock, of which options to purchase 500,000 shares are fully vested and immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on September 2, 2000. The exercise price for the 500,000 fully vested options is $2.44 per share. The exercise price for the 200,000 options that vest on September 2, 2000 shall be equal to the fair market value of the Common Stock on that date. Finally, in the event the Company obtains debt or equity financing in excess of $10,000,000, Mr. George shall be entitled to three-year options to purchase up to 200,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.

          (b) In November 1999, the Company entered into a two year employment agreement with the Chief Executive Officer of the Company, Joseph R. Paravia. The agreement provided for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company.

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

Item 11.       Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of March 24, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

                   Name and Address                                          Number of Shares                     Percentage Owned
-------------------------------------------------------       ---------------------------------------------       -----------------
Leo I. George(2)(3)(4)                                                                            2,982,000            26.3%
Daniel B. Najor (2)(4)                                                                            3,462,500            32.2%
Joseph R. Paravia (2)(5)                                                                          1,180,000             9.9%
John Van Rhyn (2)(6)                                                                                104,000              (7)
Bruce Merati (2)(8)                                                                                 235,000             2.1%
Michael Yacenda (1)(9)                                                                               90,000              --
Dick L. Rottman (2)(10)                                                                              73,665              (7)
Kim A. Nathanson (2)(11)                                                                             36,667              (7)
Scott A. Walker (2)(12)                                                                             160,429             1.4%
All officers and directors                                                                        4,861,761            38.0%
as a group

(1)       President of eLottery, Inc. a subsidiary of eLOT, Inc.

(2)       Address is 12625 High Bluff Drive, Suite 205A, San Diego, California
          92130.

(3) Includes options granted to Mr. George to purchase 500,000 shares of Common Stock at an exercise price of $2.46 per share and options to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share.

(4) Includes 2,382,000 shares of Common Stock owned by Daniel Najor for which Mr. Najor has granted Mr. George a limited irrevocable proxy to vote these shares in connection with certain matters. See "Certain Relationships and Related Transactions."

(5) Includes options granted to Mr. Paravia to purchase 480,000 shares of Common Stock at an exercise price of $.25 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.625 per share.

(6) Includes options granted to Mr. Van Rhyn to purchase 45,000 shares at $2.00 per share and options to purchase 45,000 shares at $2.875 per share.

(7)       Less than one percent.

(8) Represents options granted to Mr. Merati to purchase 40,000 shares of Common Stock at an exercise price of $2.875 per share, options to purchase 45,000 shares of Common Stock at an exercise price of $3.25 per share and options to purchase 150,000 shares of Common Stock at an exercise price of $1.625 per share. Does not include options to purchase 40,000 shares of Common Stock at an exercise price of $3.25 per share and options to purchase 150,000 shares of Common Stock at an exercise price of $1.625 per share.

(9) Includes options to purchase 90,000 shares of Common Stock at an exercise price of $3.00 per share. Does not include securities of the Company held by eLOTtery Inc., of which Mr. Yacenda is President. See
          Item 1: "Description of Business - Business Development."

(10) Includes options granted to Mr. Rottman to purchase 20,000 shares of Common Stock at an exercise price of $4.50 per share.

(11) Includes options granted to Ms. Nathanson to purchase 20,000 shares of common stock at an exercise price of $4.50 per share.

(12) Includes 121,196 shares of common stock owned by MCOM Management Corp., with which Mr. Walker is affiliated. Also includes options granted to Mr. Walker to purchase 20,000 shares of common stock at an exercise price of $4.50 per share.

Item 12.       Certain Relationships and Related Transactions

          In September 1999, the Company, Leo I. George and Daniel B. Najor entered into a Stock Restriction Agreement pursuant to which Mr. Najor agreed to a restriction on 2,382,000 of his shares ("Restricted Shares") of Common Stock. Pursuant to that agreement, Mr. Najor is prohibited from selling, pledging or otherwise transferring or disposing the

Restricted Shares without the consent of the Company. In addition, Mr. Najor granted Mr. George a limited irrevocable proxy that enables Mr. George to vote the Restricted Shares on any matter submitted to the stockholders for their approval either at a meeting duly convened or by a written consent. However, Mr. Najor retains the right to vote the Restricted Shares in connection with a request for stockholder approval on any matter concerning the merger or dissolution of the Company or the sale of substantially all of its assets. The Stock Restriction Agreement and the proxy terminate on the earlier of: (i) the termination of George's position as Chairman of the Company, (ii) the sale by Mr. George of any of shares of Common Stock beneficially owned by him, (iii) the sale of the Common Stock in a registered public offering, or (iv) September 2, 2001.

Item 13.       Exhibits and Reports on Form 8-K

     a) Exhibits - The following exhibits were filed on December 10, 1998 as exhibits to the Company's 10-SB/A.

     3.1 Certificate of Incorporation of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     3.2 Bylaws of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     3.3 Certificate of amendment to Certificate of incorporation of the Company; filed on Definitive Information Statement dated July 7, 1999
     4.1 Specimen of Common Stock Certificate; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.1 Securities Purchase Agreement dated September 5, 1996 between the Company and Unistar Entertainment, Inc.; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.2 Settlement Agreement and Mutual General Release between the Company and CasinoWorld Holdings, Ltd, dated February 26, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.3 Settlement Agreement and Mutual General Release between the Company and Unistar Entertainment, Inc. dated March 6, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.4 Employment Agreement dated September 1, 1997 between the Company and Joseph R. Paravia; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.5 Virtual Gaming Technologies, Inc. 1997 Stock Option Plan; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
    10.6 Employment agreement dated September 2 1999, between the Company and Leo I. George; filed with this report
    10.7 Employment agreement dated November 2 1999, between the Company and Joseph R. Paravia; filed with this report
    10.8 Securities Acquisition Agreement dated December 20, 1999 between the Company and Primeline Technologies, Inc.; filed with this report
    10.9 Software development agreement dated January 20, 2000 between the Company and Coast Resort; filed with this report
    21.1 List of Subsidiaries; filed as exhibit to the Company's 10-SB/A dated December 21, 1998

     b) Reports on Form 8-K. The Company filed a report of Form 8-K on January 19, 1999 relating to the change of the Registrant's independent auditors for the fiscal year ended December 31, 1998. Reports on From 8-K. The Company filed a report of From 8-K on March 29,2000 relating to acquisition of Primeline Gaming Technologies, Inc.

    27.1  Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Gaming Technologies, Inc.
--------------------------------
(Registrant)


Date: March 29, 2000                 By: /s/ Joseph R. Paravia
                                     -----------------------------------------

                                        President, Chief Executive Officer and
                                        Director

Date:  March 29, 2000                   By: /s/ Bruce Merati
                                        ---------------------------------------
                                        Chief Financial Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2000                   By: /s/ Leo I. George
                                        ---------------------------------------
                                        Chairman of the Board

Date:  March 29, 2000                   By: /s/ Michael W. Yacenda
                                        ---------------------------------------
                                        Director

Date:  March 29, 2000                   By: /s/ Dick L. Rottman
                                        ---------------------------------------
                                        Director

Date:  March 29, 2000                   By: /s/ Kim A. Nathanson
                                        ---------------------------------------
                                        Director

Date:  March 29, 2000                   By: /s/ Scott A. Walker
                                        ---------------------------------------
                                        Director

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND INDEPENDENT AUDITOR'S REPORT

                For the years ended December 31, 1999 and 1998

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

INDEPENDENT AUDITOR'S REPORT........................          F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets......................   F-2 to F-3

   Consolidated Statements of Operations............          F-4

   Consolidated Statements of Shareholders' Equity..   F-5 to F-6

   Consolidated Statements of Cash Flows............   F-7 to F-8

   Notes to Consolidated Financial Statements.......   F-9 to F-22

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------



To the Board of Directors and Shareholders
Virtgame.com Corp.
San Diego, California

We have audited the consolidated balance sheets of Virtgame.com Corp. (formerly Virtual Gaming Technologies, Inc.) and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtgame.com Corp. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations since inception, has limited operating revenue and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Diego, California                             PANNELL KERR FORSTER
January 27, 2000, except Note 9, as to which      Certified Public Accountants
 the date is February 27, 2000                    A Professional Corporation

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS
                                     ------

                                                                1999                    1998
                                                              --------               ----------
Current assets:
     Cash and cash equivalents                             $  498,923                $  523,512
     Restricted cash                                                                    150,000
                                                                                        300,000
     Gaming license                                            53,699                    53,151
     Prepaid expenses and other current assets                 32,315                    32,740
                                                           ----------                ----------

     Total current assets                                     734,937                   909,403
                                                           ----------                ----------


Noncurrent assets
     Deposits                                                  18,930                    94,820
     Property and equipment, net                            1,298,231                   449,059
                                                           ----------                ----------

     Total noncurrent assets                                1,317,161                   543,879
                                                           ----------                ----------

     Total assets                                          $2,052,098                $1,453,282
                                                           ==========                ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                  1999           1998
                                                              -------------  -------------
Current liabilities:
    Accounts payable                                          $    126,287        209,895
    Accrued expenses                                               143,081        120,947
    Funds held on deposit                                           52,762         25,968
    Current portion of capital lease obligation                      7,928         11,519
    Notes payable                                                  198,876        150,000
                                                              ------------   ------------

    Total current liabilities                                      528,934        518,329

Long-term portion of capital lease obligation                            -          7,928
                                                              ------------   ------------
    Total liabilities                                              528,934        526,257
                                                              ------------   ------------

Commitments and contingencies (Notes 3, 4, 5 and 7)

Shareholders' equity:
    Preferred stock, $ .00001 par value, 10,000,000 shares
     authorized, none issued or outstanding                              -              -
    Common stock, $ .00001 par value, 30,000,000 shares
     authorized, 10,369,292 and 8,331,196 shares issued
     and outstanding in 1999 and 1998, respectively;
     144,334 and 180,763 shares issuable in 1999 and 1998,
     respectively                                                      105             85
    Additional paid-in capital                                  14,726,388     11,079,550
    Accumulated deficit                                        (13,203,329)   (10,152,610)
                                                              ------------   ------------

    Total shareholders' equity                                   1,523,164        927,025
                                                              ------------   ------------

     Total liabilities and shareholders' equity               $  2,052,098   $  1,453,282
                                                              ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1999 and 1998


                                                               1999                          1998
                                                            ---------                     ------------
Revenue:
    Gaming revenue                                      $   465,327                      $   262,599
    Less promotional discounts                              (80,654)                         (41,407)
                                                        -----------                      -----------

    Net gaming revenue                                      384,673                          221,192
                                                        -----------                      -----------

Operating expenses:
    Salaries and payroll expenses                         1,651,571                        1,682,674
    Other operating expenses                              1,751,081                        2,532,048
                                                        -----------                      -----------

    Total operating expenses                              3,402,652                        4,214,722
                                                        -----------                      -----------

       Loss from operations                              (3,017,979)                      (3,993,530)

Financial income (expense):
    Interest income                                          11,454                           26,217
    Interest expense                                        (35,635)                         (20,360)
    Loss on sale of securities available for sale                 -                           (1,103)
    Foreign exchange loss                                    (5,672)                          (2,157)
                                                        -----------                      -----------

    Total financial income (expense)                        (29,853)                           2,597
                                                        -----------                      -----------

       Loss before income taxes                          (3,047,832)                      (3,990,933)

Income tax expense                                            2,887                            1,220
                                                        -----------                      -----------

       Net Loss                                         $(3,050,719)                     $(3,992,153)
                                                        ===========                      ===========

Basic and diluted net loss per share                    $     (0.34)                     $     (0.58)
                                                        ===========                      ===========

Shares used to compute basic and diluted net
      loss per share                                      9,024,792                        6,880,834
                                                        ===========                      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the years ended December 31, 1999 and 1998



                                                                           Unrealized
                                                                             Gain on
                                            Common Stock                   Securities
                                      --------------------- Additional       Paid-In      Available    Accumulated
                                         Shares     Amount     Capital       for Sale       Deficit        Total
                                      ------------  -------  ------------  ------------  -------------  ------------

Balance, December 31, 1997               7,047,958      $70    $ 6,651,558       $ 120   $ (6,160,457)   $   491,291

Issuances of common stock for
   cash, net of issuance costs:
   January 1998 through
       December 1998                     1,399,905       14      3,967,011           -              -      3,967,025

Issuable common stock per
   commission agreement                     64,096        1             (1)          -              -              -

Issuance of employee stock
   options (Note 5)                              -        -        307,399           -              -        307,399

Issuance of stock purchase
   warrants (Note 5)                             -        -        153,583           -              -        153,583

Elimination of unrealized gain due
   to sale of securities                         -        -              -        (120)             -           (120)

Net (loss) for the year ended
   December 31, 1998                             -        -              -           -     (3,992,153)    (3,992,153)
                                      ------------  -------     -----------   --------   ------------    -----------

Balance, December 31, 1998               8,511,959      $85    $11,079,550       $   -   $(10,152,610)   $   927,025
                                      ------------  -------    ----------- -----------   ------------    -----------

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(continued)
                For the years ended December 31, 1999 and 1998

                                             Common Stock
                                   ---------------------     Additional     Paid-In      Accumulated
                                      Shares     Amount        Capital       Deficit        Total
                                   ------------  -------     -----------  -------------  ------------

Balance forwarded,
   December 31, 1998                  8,511,959     $ 85     $11,079,550  $(10,152,610)  $   927,025

Issuance of common stock
   on exercise of employee
   stock option                           1,500        -           4,305             -         4,305

Issuances of common stock for
   cash, net of issuance costs:
   January 1999 through
       June 1999                        181,359        2         435,548             -       435,550

Issuance of common stock on
   conversion of notes payable
   (Note 4)                             100,000        1         299,999             -       300,000

Issuances of common stock for
   cash, net of issuance costs:
   August 1999 through
       December 1999                  1,271,600       13       1,752,890             -     1,752,903

Issuance of common stock on
   acquisition of subsidiary            447,208        4         899,996             -       900,000

Issuance of employee stock
   options (Note 5)                           -        -         254,100             -       254,100

Net (loss) for the year ended
   December 31, 1999                          -        -               -    (3,050,719)   (3,050,719)
                                   ------------  -------     -----------  ------------   -----------

Balance, December 31, 1999           10,513,626     $105     $14,726,388  $(13,203,329)  $ 1,523,164
                                   ============  =======     ===========  ============   ===========

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1999 and 1998


                                                                     1999          1998
                                                                 ------------  ------------
Cash flows from operating activities:
    Net loss                                                     $(3,050,719)  $(3,992,153)
    Adjustments to reconcile net loss to net
     cash flows used in operating activities:
       Depreciation                                                  125,116        99,140
       Loss on sale of securities available for sale                       -         1,103
       Issuance of common stock options and warrants for
         licensing and consulting fees and compensation              254,100       460,982
       Changes in operating assets and liabilities:
         Decrease (increase) in:
          Restricted cash                                            150,000      (300,000)
          Prepaid expenses and other current assets                      425         1,372
          Gaming license                                                (548)        1,016
         (Decrease) increase in:
          Accounts payable and accrued expenses                      (61,474)      245,184
          Funds held on deposit                                       26,794        20,380
                                                                 -----------   -----------

    Net cash flows used in operating activities                   (2,556,306)   (3,462,976)
                                                                 -----------   -----------

Cash flows from investing activities:
    Decrease (increase) in deposits                                   75,890       (81,075)
    Purchase of equipment                                            (74,288)     (235,086)
    Proceeds from sale of investments                                      -        53,967
                                                                 -----------   -----------

    Net cash flows provided by (used in) investing activities          1,602      (262,194)
                                                                 -----------   -----------

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                 2,192,758     3,967,025
    Borrowings on notes payable                                      475,000             -
    Payments on notes payable                                       (126,124)            -
    Principal payments under capital lease                           (11,519)       (9,334)
                                                                 -----------   -----------

    Net cash flows provided by financing activities                2,530,115     3,957,691
                                                                 -----------   -----------


Net (decrease) increase in cash and cash equivalents                 (24,589)      232,521

Cash and cash equivalents at beginning of year                       523,512       290,991
                                                                 -----------   -----------

Cash and cash equivalents at end of year                         $   498,923   $   523,512
                                                                 ===========   ===========

  The accompanying notes are an integral part of the consolidated finanacial statements.

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For the years ended December 31, 1999 and 1998



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                            1999       1998
                                                                          ---------  --------

Cash paid during the year for:

    Interest                                                              $ 38,532   $25,647
                                                                          ========   =======

    Income taxes                                                          $  2,887   $ 1,220
                                                                          ========   =======

Supplemental disclosure of noncash investing and financing activities:

    Foreign exchange loss                                                 $ (5,672)  $(2,157)
                                                                          ========   =======

    Notes payable converted into shares of common stock                   $300,000   $     -
                                                                          ========   =======

    On December 21, 1999, the Company acquired 100% of the outstanding capital stock of Primeline Gaming Technologies, Inc. in return for the issuance of 447,208 shares of its common stock. The value of the assets and liabilities acquired was approximately $912,000 and $12,000, respectively.

    The accompanying notes are an integral part of the consolidated finanacial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

     Organization and Business

     Virtgame.com Corp. (the "Company") was incorporated in the State of Delaware on October 24, 1995, under the name MBA Licensing Corp. On June 20, 1996, the Board of Directors approved the change of the Company's name to Internet Gaming Technologies, Inc., on January 22, 1997, to Virtual Gaming Technologies, Inc., and on May 20, 1999, to Virtgame.com Corp.

     The Company is establishing casino-style operations over the Internet focused on the international marketplace outside the United States. If the demand for this service decreased or if the Company's ability to continue to provide this service was impaired, the Company's revenue source would be impacted. The Company has suffered recurring losses from operations since inception and has generated limited operating revenue. Proceeds from the Company's private placements of shares of its common stock are used to fund its operations.

     On December 21, 1999, the Company entered into a securities acquisition agreement and plan of reorganization (the "Primeline Acquisition") with Primeline Gaming Technologies, Inc. ("Primeline"). The Primeline Acquisition resulted in the Company acquiring 100% of the outstanding capital stock of Primeline in return for the issuance of 447,208 shares of its common stock. The Primeline Acquisition has been accounted for as a purchase at historical cost.

     Had the Primeline Acquisition occurred on January 1, 1999, the proforma net property and equipment at December 31, 1999 would have been $1,118,231, a decrease of $180,000, and the proforma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(3,230,719) and $(0.34), respectively, an increase of $180,000 and no change, respectively. As Primeline was incorporated on October 6, 1999, with limited activity for the period from October 6, 1999 (inception) to December 31, 1999, depreciation of the acquired assets is the only proforma adjustment.

     Principles of Consolidation

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Emerald Riviera Limited, an Irish Corporation, Internet Gaming Technologies, Inc., a Nevada Corporation, Virtual Gaming Technologies Argentina S.A., an Argentinian Corporation, Virtual Gaming Technologies (Antigua) Ltd., an Antiguan Corporation, and Primeline Gaming Technologies, Inc., a California Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Foreign Operations and Concentrations (Continued)

     Foreign exchange loss arises on the transfer of customers' foreign currency credit card deposits into the Company's U.S. Dollar-denominated bank accounts during the year and on the translation of the Company's cash held in foreign banks to U.S. Dollars at year end.

     The Company is licensed and authorized to establish and operate its gaming operations in Antigua. The Company has a five year gaming license which requires an annual fee of $100,000. Upon the Company offering its pari-mutuel sports betting service, the annual fee will be increased to $175,000.

     All of the Company's gaming activities are conducted in Antigua, and its server site and certain gaming related hardware are located in Antigua. As such, all of the Company's net gaming revenue of $384,673 and $221,192 for the years ended December 31, 1999 and 1998, respectively, was incurred in Antigua. As of December 31, 1999 and 1998, approximately 75% and 73%, respectively, of the Company's customers are located in Asia.

     As of December 31, 1999 and 1998, the Company maintained approximately $420,000 and $780,000, respectively, in total assets in Antigua, net of inter-company receivables of $840,000 and $90,000, respectively. Included in total assets in Antigua as of December 31, 1999 and 1998,was approximately $230,000 and $420,000, respectively, in cash held in foreign banks.

     Regulation Risk

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

     Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, deposits, accounts payable, accrued expenses, and funds held on deposit approximate fair value due to the immediate short-term maturity of these financial instruments.

     The fair value of the Company's capital lease obligation and notes payable approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Cash and Cash Equivalents

     The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

     The Company maintains its cash accounts at financial institutions located in California and abroad. Accounts at the financial institutions located in California are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1999 and 1998, the Company's uninsured cash balances, including cash held in foreign banks and restricted cash, totaled $454,011 and $651,169, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

     Restricted Cash

     The Company was considering an arrangement to offer credit card processing services to other Internet based businesses, and in June 1998, deposited $300,000 with a major foreign bank relative to a contemplated arrangement. The Company decided not to proceed with the above arrangement and during the year ended December 31, 1999, $150,000 of this amount was returned to the Company. The remaining $150,000 is classified as a current asset in the accompanying consolidated balance sheet.

     Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years, or related lease life, if shorter.

     Funds Held on Deposit

     The Company requires customers to advance cash or credit card deposits prior to participating in gaming activities.

     Revenue Recognition

     Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses, and is recognized when the result of each game is known.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Stock Based Compensation

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

     Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

     The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1996. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123 (see Note 5).

     Advertising Costs

     The Company charges the cost of advertising to expense as incurred. Advertising costs for the year ended December 31, 1999 and 1998, were approximately $161,000 and $611,000, respectively.

     Software Development Costs

     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company adopted SOP 98-1 effective January 1, 1999. Software development costs incurred in the research and development of new software products and enhancements to existing software products for internal use are expensed as incurred. Software development costs for the years ended December 31, 1999 and 1998, were approximately $706,000 and $859,000, respectively.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

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

     Net Loss Per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 1999 and 1998, options and warrants to purchase 3,575,300 and 1,122,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

     Comprehensive Income

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 1999 and 1998, the Company had no items that were required to be recognized as components of comprehensive income.
     Use of Estimates

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

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

    Property and equipment consists of the following at December 31:


                                               1999       1998
                                            ----------  --------
          Computer hardware                 $  405,148  $366,901
          Computer software                  1,051,707   119,795
          Office furniture and equipment        72,715    70,061
          Capital lease - automobile            34,815    33,340
                                            ----------  --------

                                             1,564,385   590,097

          Less: accumulated depreciation       266,154   141,038
                                            ----------  --------

                                            $1,298,231  $449,059
                                            ==========  ========

NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     Operating Leases

     The Company leases its office facilities under three noncancellable operating lease agreements expiring at various times through June 2001. The leases call for aggregate monthly payments of approximately $10,600.

     In addition, the Company leases certain office equipment under noncancellable operating lease agreements expiring at various times through December 2002. The leases call for aggregate monthly payments of approximately $2,800.

     Capital Lease

     The Company leases an automobile under a capital lease agreement, with an imputed interest rate of 21.22%, due in monthly installments of $1,214 through July 2000. The automobile that collateralizes the lease had a net book value of $6,770 and $18,375 at December 31, 1999 and 1998, respectively.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

     At December 31, 1999, the annual future minimum lease payments under operating and capital leases are as follows:


                                                      Operating  Capital
                                                       Leases     Lease
                                                      ---------  -------
       2000                                            $144,467  $ 8,499
       2001                                              42,064        -
       2002                                              12,693        -
                                                       --------  -------

       Total minimum lease payments                    $199,224    8,499
                                                       ========

       Less amount representing interest                             571
                                                                 -------

       Present value of net minimum lease payments                 7,928

       Less current maturities                                     7,928
                                                                 -------

       Long-term lease obligations                               $     -
                                                                 =======

     Rental expense for office facilities for the years ended December 31, 1999 and 1998 totaled $146,918 and $122,010, respectively.

     Employment Agreements

     During September 1999, the Company entered into a two year employment agreement with the Chairman of the Board of Directors. The agreement provides for the grant of options to purchase: 100,000 shares of common stock at $.10 per share; 500,000 shares of common stock at an exercise price equal to the fair market value on the date of the agreement, 200,000 shares of common stock at an exercise price equal to the fair market value on the one-year anniversary date of the agreement; and 300,000 shares at an exercise price equal to the fair market value on the date of grant if, prior to termination of the agreement, the Company has secured debt or equity financing, or a combination thereof, in the aggregate amount of $10 million, after deducting for all associated costs. Compensation cost in the amount of $236,000 has been recognized on the grant of options to purchase 100,000 shares of common stock at $.10 per share (see Note 5).

     During November 1999, the Company entered into a two year and nine month employment agreement with the Chief Executive Officer (the "CEO"). The agreement provides for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. In conjunction with this agreement the CEO has agreed not to solicit any person employed full-time by the Company during the term of his employment and for one year after termination. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

    Note Payable to Stockholder and Affiliate

    During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding at December 31, 1999 was $75,000 and total interest expense incurred by the Company on these related party notes payable for the year ended December 31, 1999 was approximately $17,000.

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

    Effective February 1997, the Company and CasinoWorld agreed to terminate the CasinoWorld Agreement. Under the termination agreement, CasinoWorld returned to the Company 385,000 shares of the Company's common stock in exchange for a $150,000 promissory note and all 385,000 shares were retired. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. The Company recorded a charge to operations of $133,711 to reflect the effect of the settlement during 1997. All remaining principal and accrued interest was due in September 1999. The note was not repaid on maturity and at December 31, 1999, had a balance of $123,876 which is due on demand.

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

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------

    Stock Agreements (Continued)

    As a result of the termination of the Company's license agreement with CasinoWorld, in March 1997 the Company and Unistar entered into a settlement agreement (the Settlement Agreement). Under the terms of the Settlement Agreement, the Company agreed to issue an additional 93,333 shares to Unistar without consideration as required under the antidilution provisions. Additionally, as a result of a private placement of shares of its common stock conducted by the Company in 1997, the Company is required to issue an additional 116,667 shares to Unistar under the antidilution provisions. The Company also issued to Unistar a common stock warrant valued at $772,492 entitling Unistar to purchase up to 200,000 shares of common stock, pursuant to the Settlement Agreement. The warrants are immediately exercisable at $3.45 per share, subject to certain adjustments as provided for in the warrant, and expire five years from the date of issuance.

    The Company has also granted to Unistar, for no additional consideration, a non-exclusive, nonassignable royalty-free license to the Company's software applications relating to state or Indian bingo or lottery games for use by Unistar, provided that Unistar shall not use such software technology to compete with a preexisting gaming operation of the Company.

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

    Stock and Warrants Issued for Services

    During the year ended December 31, 1997, pursuant to a consulting agreement, the Company issued a stock warrant to purchase 30,000 shares of its common stock as consideration for services provided. The warrants carry an exercise price of $2.25 per share. The warrant has been valued at $45,634. As part of an extension of the consulting agreement effective January 1, 1998, the holder of the warrant is entitled to a warrant to purchase an additional 35,000 shares of common stock at an exercise price of $3.00 per share when the stock price reaches $6.00 per share and another 35,000 shares when the stock price reaches $7.50 per share. All of the warrants are immediately exercisable and expire five years from the date of issuance. During the year ended December 31, 1998, the Company recorded a charge totaling $153,583 for the value of these warrants.

    During the year ended December 31, 1999, the Company issued warrants to purchase 223,300 shares of its common stock as consideration for services provided in connection with the Company's stock issuances for cash. All of the warrants are immediately exercisable and expire five years from the date of issuance. The warrants have been valued at $509,635 and have been recorded as an increase and a decrease to additional paid-in capital, with no net effect on shareholders' equity.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 5 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

    Stock and Warrants Issued for Cash

    During the year ended December 31, 1998, the Company issued shares of common stock relative to a 1,400,000 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 1998 were $3,967,025, net of issuance costs of $194,676.

    During the year ended December 31, 1999, the Company issued shares of common stock relative to a 700,000 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 1999 were $435,550, net of issuance costs of $108,530.

    During the year ended December 31, 1999, the Company also issued shares of common stock relative to a 1,400,000 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 1999 were $1,752,903, net of issuance costs of $154,500. In conjunction with this offering, the Company issued warrants to purchase 30,000 shares of its common stock in August 1999. The warrants are immediately exercisable and expire five years from the date of issuance.

    Stock Options

    In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant.

    The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, compensation costs of approximately $254,000 and $307,000 have been recognized for nonqualified options for the years ended December 31, 1999 and 1998, respectively. In November 1999, the Company extended the expiration date on options previously granted to the CEO to purchase 480,000 shares of common stock. The expiration date was extended by five years to December 31, 2005. No additional compensation cost has been recognized on

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

    the extension of the expiration date as there was no change in the intrinsic value of the options.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 5 - SHAREHOLDER'S EQUITY (Continued)
-----------------------------

    Stock Options (Continued)

    Under SFAS No.123, the fair value of each option granted during the years ended December 31, 1999 and 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of three to five years, with an average risk free interest rate of 4.4% to 6.27%, price volatility of 1.0 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net (loss) and (loss) per common share would have been as follows:

                                                   December 31,   December 31,
                                                       1999           1998
                                                   -----------    ------------
    Net (loss):
       As reported                               $(3,050,719)     $(3,992,153)
       Proforma                                  $(5,636,127)     $(4,608,688)
    Basic and diluted net (loss) per share:
       As reported                                     (0.34)     $     (0.58)
       Proforma                                        (0.63)     $     (0.67)

    A summary of the activity of the stock options for the years ended December 31, 1999 and 1998 is as follows:

                                                             Year ended                   Year ended
                                                           December 31, 1999            December 31, 1998
                                                           -----------------            -----------------
                                                                Weighted                     Weighted
                                                                Average                      Average
                                                                Exercise                     Exercise
                                                Shares            Price        Shares          Price
                                               ----------------------------------------------------------
Outstanding at beginning of period               932,000             1.45       640,000         $0.59

Granted                                        2,091,500             2.06       292,000          3.33
Exercised                                         (1,500)            2.87             -             -
Expired                                                -                -             -             -
                                               ----------------------------------------------------------
Outstanding at end of period                   3,022,000             1.88       932,000         $1.45
                                               ==========================================================

                             VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Exercisable at end of period                   2,495,500             1.82       822,000         $1.19
                                               ======================================================

Weighted-average fair value of options
  granted during the period                                        $ 1.54                       $2.28
                                                                   ======                       =====

Weighted-average remaining contractual
life of options outstanding at end of period                          3.9 years                     4 years
                                                                   ======                       =====

                             VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 6 - INCOME TAXES
---------------------

    Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                               1999             1998
                                                           -----------       ----------
    Deferred tax assets:
      Net operating loss carryforwards                     $ 2,819,000       $1,631,000
      Compensation element of stock options issued             948,000          848,000
      Startup costs capitalized for income tax purposes        312,000          683,000
      Other                                                     83,000           86,000
                                                           -----------       ----------

        Gross deferred tax assets                            4,162,000        3,248,000

    Less valuation allowance                                (4,105,000)       3,223,000
                                                           -----------       ----------

                                                                57,000           25,000

    Deferred tax liabilities, equipment                        (57,000)         (25,000)
                                                           -----------       ----------
                                                           $         -                -
                                                           ===========       ==========

    Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $882,000 from 1998.

    As of December 31, 1999, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $7,078,000 expire as follows: $194,000 in 2011, $322,000 in 2012, $3,609,000 in 2018 and $2,953,000 in 2109. State
    net operating loss carryforwards totaling approximately $7,075,000 expire as follows: $4,123,000 in 2003 and $2,952,000 in 2004. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

                             VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

 NOTE 6 - INCOME TAXES (Continued)
 ---------------------

    A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                           1999          1998
                                                           ----          ----

    Income tax benefit at 35% statutory rate          $(1,068,000)  $(1,397,000)
    Change in valuation allowance                         882,000     1,248,000
    Nondeductible expenses                                214,000        79,000
    Adjustment to net operating loss carryforwards              -       140,000
    State income taxes, net                              (175,113)     (217,780)
    Other                                                 150,000       149,000
                                                      -----------   -----------

                                                      $     2,887   $     1,220
                                                      ===========   ===========

NOTE 7 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
---------------------------------------------------------------

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses since its inception of approximately $13,203,300, inclusive of noncash charges for capital stock, options and warrant issuance-related activity of approximately $4,256,000. The cumulative losses have reduced net stockholders' equity to approximately $1,523,200 as of December 31, 1999. At present, the Company's working capital plus limited revenue from gaming will not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company estimates it needs substantial new capital to achieve meaningful revenue producing operations and plans to seek up to $3 million in equity financing via a Form SB-2 offering pursuant to the Securities Act of 1933. In the event financing is not obtained, management's plans include consideration of joint venture arrangements with other companies in strategic locations in order to target customers within these specified foreign countries and licensing of the Company's software to other companies.

    The Company has signed a letter of intent with the Province of Chaco, Argentina, to provide technology for internet lotteries in that province, and the Company intends to pursue similar arrangements with other provinces and countries in South America.

                            VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 7 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING (Continued)
---------------------------------------------------------------

    As discussed in Note 1, the Company acquired 100% of the outstanding capital stock of Primeline. Primeline has developed software that will provide an online closed-loop sportsbook system. The Company has finalized an installation and maintenance agreement with a land-based gaming corporation in Nevada and intends to market this software to other land-based casinos in the United States.

NOTE 8 - RECLASSIFICATION
-------------------------

    Gaming license has been reclassified in the financial statements at December 31, 1998 from noncurrent assets to current assets in order to more fairly present the financial position of the Company. The result of this reclassification increased total current assets at December 31, 1998 from $856,252 to $909,403, an increase of $53,151.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

    In February 2000, the Company signed a letter of intent to merge into eLOT, Inc. The merger will be conducted as a tax free reorganization pursuant to
    Section 368 of the Internal Revenue Code. The letter of intent calls for the close, sale or spin-off of the Company's existing gaming operations in Antigua.