Form 10QSB
period 2000-03-31
VIRTGAME COM CORP
filed 2000-05-15
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                           Commission File No. 0-29800

                               VIRTGAME.COM CORP.
                 (Name of Small Business Issuer in its charter)



          DELAWARE                                     33-0716247
  -------------------------------           -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)



         12625 High Bluff Drive
              Suite 205A
         San Diego, California                          92130-2053
  ----------------------------------------              ----------
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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of March 31, 2000 was 10,850,293.

                               VIRTGAME.COM CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2000

                                                                         Page
                                                                        Number
PART 1 - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                    (unaudited) and December 31, 1999                        3

                  Consolidated Statements of Operations (unaudited)
                    for three months ended March 31, 2000 and 1999           5

                  Consolidated Statements of Cash Flows (unaudited)
                    for three months ended March 31, 2000 and 1999           6

                  Notes to Consolidated Financial Statements (unaudited)     8


         ITEM 2.  Management's Discussion and Analysis or Plan
                    of Operations                                            9

PART 2 - OTHER INFORMATION                                                  12

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



                                     ASSETS

                                                      March 31,     December 31,
                                                        2000           1999
                                                    (Unaudited)      (Audited)
                                                    -----------     ------------
Current Assets:
   Cash and cash equivalents .................       $  136,582       $  498,923
   Restricted cash ...........................          150,000          150,000
   Gaming license ............................           28,767           53,699
   Prepaid expenses and other assets .........           27,334           32,315
                                                     ----------       ----------

   Total current assets ......................          342,683          734,937
                                                     ----------       ----------

Noncurrent assets:
   Deposits ..................................           19,529           18,930
   Equipment, net ............................        1,274,312        1,298,231
                                                     ----------       ----------

   Total noncurrent assets ...................        1,293,841        1,317,161
                                                     ----------       ----------

   Total assets ..............................       $1,636,524       $2,052,098
                                                     ==========       ==========

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999




                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            March 31,     December 31,
                                                              2000            1999
                                                          (Unaudited)       (Audited)
                                                          ------------    ------------
Current Liabilities:
   Accounts payable ...................................   $    145,501    $    126,287
   Accrued expenses ...................................        117,075         143,081
   Funds held on deposit ..............................         43,211          52,762
   Current portion of capital lease obligation ........          4,648           7,928
   Notes payable ......................................        191,090         198,876
                                                          ------------    ------------

   Total current liabilities ..........................        501,525         528,934

   Long Term Liabilities ..............................           --              --

   Total liabilities ..................................        501,525         528,934
                                                          ------------    ------------

Shareholders' Equity
   Preferred stock, $.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding .........           --              --
   Common stock, $.00001 par value; 30,000,000
       shares authorized; 10,693,292 and 10,369,292
       issued in 2000 and 1999, respectively;
       157,001and 144,334 issuable
       In 2000 and 1999, respectively .................            108             105
   Additional paid-in capital .........................     15,071,884      14,726,388
   Accumulated Deficit ................................    (13,936,993)    (13,203,329)
                                                          ------------    ------------

   Total shareholders' equity .........................      1,134,999       1,523,164
                                                          ------------    ------------

   Total liabilities and shareholders' equity .........   $  1,636,524    $  2,052,098
                                                          ============    ============

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended 31, 2000 and 1999




                                                  Three Months Ended March 31,
                                                    2000              1999
                                                 (Unaudited)       (Unaudited)
                                                 ------------      ------------
Revenue:
       Casino Revenue ......................     $     22,819      $    111,849
       Less promotional discounts ..........           (2,835)          (14,704)
                                                 ------------      ------------

       Net Gaming Revenue ..................           19,984            97,145
                                                 ------------      ------------

Operating Expenses:
       Salaries and payroll expenses .......          363,685           358,650
       Other operating expenses ............          381,426           418,764
                                                 ------------      ------------

       Total operating expenses ............          745,111           777,414
                                                 ------------      ------------

            Loss from Operations ...........         (725,127)         (680,269)

Financial income (expense):
       Interest income .....................            1,405             1,159
       Interest expense ....................           (6,232)           (8,156)
       Unrealized foreign currency loss ....             (707)           (1,172)
                                                 ------------      ------------

       Total financial income (expense) ....           (5,534)           (8,169)
                                                 ------------      ------------

            Loss before income taxes .......         (730,661)         (688,438)

Income tax expense .........................            3,003             2,835
                                                 ------------      ------------

            Net Loss .......................     $   (733,664)     $   (691,273)
                                                 ============      ============

Basic and diluted net loss per share .......     $       (.07)     $       (.08)
                                                 ============      ============

Shares used to compute basic and
diluted net loss per share .................       10,590,751         8,524,229
                                                 ============      ============

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999

                                                                        Three Months
                                                                       Ended March 31,
                                                                     2000         1999
                                                                  (Unaudited)  (Unaudited)
                                                                   ---------    ---------
Cash flows from operating activities:
     Net (loss) ................................................   $(733,664)   $(691,273)
     Adjustments to reconcile net loss to net
         cash flows used in operating activities:
            Depreciation .......................................      77,959       31,199
            Issuance of common stock options and warrants
              for licensing and consulting fees and compensation        --          6,704

     Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Prepaid expenses and other current assets ....       4,981       (1,484)
                  Gaming license ...............................      24,932       24,384
            Increase (decrease) in:
                  Accounts payable and accrued expenses ........      (6,793)     (78,671)
                  Funds held on deposit ........................      (9,551)      30,035
                                                                   ---------    ---------

                  Net cash flows used in
                    operating activities .......................    (642,136)    (679,106)
                                                                   ---------    ---------

Cash Flows from Investing Activities:
     Increase in deposits ......................................        (599)     (50,000)
     Purchase of equipment .....................................     (54,039)     (19,005)
                                                                   ---------    ---------

                  Net cash flows used in
                        investing activities ...................     (54,638)     (69,005)
                                                                   ---------    ---------

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999


                                                    Three Months Ended March 31,
                                                         2000         1999
                                                      (Unaudited)  (Unaudited)
                                                       ---------    ---------
Cash flows from financing activities:
     Net proceeds from sale of common stock ........     345,500        2,755
     Proceeds from loans from stockholder ..........        --        400,000
     Principal payments under notes payable ........      (7,787)      (8,730)
     Principal payments under capital lease ........      (3,280)      (2,659)
                                                       ---------    ---------

           Net cash flows provided by
             financing activities ..................     334,433      391,366
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents    (362,341)    (356,745)
Cash and cash equivalents at beginning of year .....     498,923      523,512
                                                       ---------    ---------
Cash and cash equivalents at March 31, 2000 and 1999   $ 136,582    $ 166,767
                                                       =========    =========


Supplemental Disclosures of Cash Flow Information:


Cash paid during the three month period for:
     Interest ......................................   $   4,239    $   8,177
                                                       =========    =========
     Income taxes ..................................   $   3,000    $   2,810
                                                       =========    =========


Supplemental disclosure of noncash investing and financing activities:

     Unrealized foreign exchange loss ..............   $    (707)   $  (1,172)
                                                       =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtgame.Com Corp. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 1999. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

The Company has derived all of its revenues from Internet casino-style gaming, including baccarat, blackjack, video poker, slots, bingo, and a pari-mutuel sports betting service. The Company's internally developed proprietary software applications allow for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company offers its gaming operations in several languages in certain international jurisdictions located in Asia, the Caribbean, Latin America, the Middle East, Australia, Europe and Africa. The Company's gaming operations are conducted by its wholly-owned subsidiary, Virtual Gaming Technologies (Antigua) Ltd., pursuant to a non-exclusive license from the Company and supported by a server site and hardware located in St. Johns, Antigua, West Indies.

In February 2000 the company signed a letter of intent to merge into eLOT, Inc. The letter of intent called for the discontinuation of the Company's virtual casino and sportsbook operations. In anticipation of the merger, the Company started the process of closing down its casino and sportsbook sites, which adversely impacted the Company's first quarter's revenues. On April 19, 2000 the Company announced eLOT had terminated its proposed acquisition of Virtgame.com.

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

Between August 1999 and January 2000, the Company conducted a private placement of 2,100,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,301,600 shares of Common Stock for the gross proceeds of $1,952,400.

In February 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 306,667 shares for the gross proceeds of $460,000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

Plan of Operations
------------------

The Company is engaged in the business of offering gaming opportunities over the Internet. In September 1997, the Company commenced offering Casino style gaming opportunities over the Internet, including baccarat, blackjack and video poker, and in April 1998 commenced offering a pari-mutuel sports betting service. As of April 27, 2000, the Company has conducted limited marketing of its Internet gaming operations and, consequently, from the inception of gaming operations in September 1997 through April 27, 2000, the Company generated only $757,968 of gross revenue from gaming operations. As of April 27, 1999, the Company had accepted 43,242 subscriptions for its Internet gaming operations and has had 1,386 active players. As of the same date, cash deposits made by customers, which are used by customers for wagering, from inception of gaming operations totaled approximately $1,313,670.

The Company has financed its activities to date through the sale of its securities. In February 1999, the Company started a private placement of 700,000 shares of Common Stock, at a price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. Between February 1999 and June 1999 in that offering, the Company sold 181,358 shares of Common Stock for the gross proceeds of $544,074.

In August 1999, the Company commenced a private placement of 2,100,00 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. Between August 1999 and January 2000 in that offering, the Company sold 1,301,600 shares for the gross proceeds of $1,952,400.

In February 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 306,667 shares for the gross proceeds of $460,000.

As of March 31, 2000, the Company had a negative working capital of $158,842 and stockholders' equity of $1,134,999. The Company's plan of operations for the next 12 months is to sell and lease its software products.

Comparison of operations to prior year quarter
----------------------------------------------

The company's casino revenue decreased 79% to $22,819 for the three months ended March 31, 2000 compared to $111,849 for the three months ended March 31, 1999. The decrease was due to a decision made to discontinue Constellation casino to comply with the terms and conditions of the letter of intent signed with eLOT in February 2000.

Operating expenses decreased by 4% to $745,111 for the three months ended March 31, 2000 from $777,414 for the prior year quarter. The decrease in operating expenses was primarily due to lower marketing and advertising costs. Interest expense decreased to $6,232 for the three months ended March 31, 2000 from $8,156 for the three months ended March 31, 1999. The decrease was mainly resulted from a reduction of notes payable.

Net loss from operations for the three months ended March 31, 2000 was $733,665 compared to net loss of $691,273 for the previous quarter.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000 the Company had $136,582 in cash and cash equivalents compared to $498.923 at December 31, 1999. Working capital at March 31, 2000 decreased by $364,845 to negative working capital of $158,842 from $206,003 on December 31, 1999. The decrease was due to the loss incurred in the quarter. The Company believes that it will require, at least, an additional $2,000,000 of capital over the next 12 months in order to fund the full scale roll-out of its Internet gaming operations and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

In February 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 306,667 shares for the gross proceeds of $460,000.

There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1999 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

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

         Inapplicable.


Item 5.  Other Information.
         -----------------

         Inapplicable.


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

         (a)  Exhibits

              Financial Data Schedule - Exhibit 27.1

         (b)  Reports on Form 8-K

              The Company filed a report of Form 8-K on March
              29,2000 relating to acquisition of Primeline
              Gaming Technologies, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.Com Corp.
(Registrant)

Date: May 1, 2000                      /s/  BRUCE MERATI
                                       -----------------------------------
                                       Bruce Merati
                                       Chief Financial Officer