Form 10QSB
period 2000-06-30
VIRTGAME COM CORP
filed 2000-08-11
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 0-29800

                              Virtgame.com Corp.
                               -------------------
                 (Name of Small Business Issuer in its charter)



                        Delaware                                                             33-0716247
     --------------------------------------------           -------------------------------------------
             (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
             incorporation or organization)


                 12625 High Bluff Drive
                       Suite 205A
                  San Diego, California                                                      92130-2053
     --------------------------------------------           -------------------------------------------
        (Address of principal executive offices)                              (Zip Code)



        Registrant's telephone number, including area code  858-259-5015
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

                            YES  [X]       NO  [  ]

The number of shares of common stock, $.00001 par value outstanding as of June 30, 2000 was 12,250,293.

                               Virtgame.com Corp.

                       Table of contents for Form 10-QSB

                          Quarter Ended June 30, 2000



                                                                                                            Page
                                                                                                           Number
PART 1 - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
      .  Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                          3
         (unaudited)
      .  Consolidated Statements of Operations (unaudited) for six months and three months ended                    5
         June 30, 2000 and 1999
      .  Consolidated Statements of Cash Flows (unaudited) for six months ended June 30, 2000 and                   6
         1999
      .  Notes to Consolidated Financial Statements (unaudited)                                                     7

     ITEM 2.  Management's Discussion and Analysis or Plan of Operations                                            9

PART 2 - OTHER INFORMATION                                                                                         11

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999


                                     ASSETS
                                     ------




                                                              June 30,                                  December 31,
                                                                2000                                       1999

                                                            (Unaudited)                                 (Unaudited)
                                               -----------------------------               ----------------------------

Current Assets:
   Cash and cash equivalents                         $                46,632                     $              422,309
   Restricted cash                                                   150,000                                    150,000
   Prepaid expenses and other assets                                  16,992                                     19,924
   Net assets of discontinued operations                               3,988                                    201,359
                                               -----------------------------               ----------------------------

Total current assets                                                 217,612                                    793,592
                                               -----------------------------               ----------------------------

Noncurrent assets:
   Deposits                                                            9,727                                      8,513
   Equipment, net                                                  1,195,172                                  1,180,068
                                               -----------------------------               ----------------------------

Total noncurrent assets                                            1,204,899                                  1,188,581
                                               -----------------------------               ----------------------------

Total assets                                         $             1,422,511                     $            1,982,173
                                               =============================               ============================

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                June 30,                     December 31,
                                                                                  2000                           1999
                                                                              (Unaudited)                    (Unaudited)
                                                                  --------------------------      -------------------------
 Current Liabilities:
    Accounts payable and accrued expenses                               $            328,144           $            260,133
    Current portion of capital lease obligation                                        4,915                              -
    Notes payable                                                                    201,090                        198,876
                                                                  --------------------------      -------------------------

 Total current liabilities                                                           534,149                        459,009

 Long Term Liabilities                                                                12,077                              -

 Total liabilities                                                                   546,226                        459,009
                                                                  --------------------------      -------------------------

 Shareholders' Equity
    Preferred stock, $.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                                              -                              -
    Common stock, $.00001 par value; 30,000,000 shares
       authorized; 12,250,293 and 10,369,292   shares issued
       and outstanding in 2000 and 1999, respectively;
       1,017,001and 144,334 issuable in  2000 and 1999,
       respectively                                                                      122                            105
    Additional paid-in capital                                                    15,382,870                     14,726,388
    Accumulated Deficit                                                          (14,506,707)                   (13,203,329)
                                                                  --------------------------      -------------------------

    Total shareholders' equity                                                       876,285                      1,523,164
                                                                  --------------------------      -------------------------

    Total liabilities and shareholders' equity                       $             1,422,511         $            1,982,173
                                                                  ==========================      =========================

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six and Three Months Ended June 30, 2000 and 1999


                                                  Six Months Ended June 30,                 Three Months Ended June 30,
                                                   2000                1999                   2000                1999
                                               (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
Revenues:                                   $          29,000    $              -      $          29,000    $              -
Operating Expenses:
    Salaries and payroll expenses                     536,474             530,324                235,666             269,063
    Other operating expenses                          525,084             548,115                225,141             283,630
                                          -------------------- -------------------   -------------------- -------------------
    Total expenses from continuing
    operations before income taxes                  1,061,558           1,078,439                460,807             552,693
                                          -------------------- -------------------   -------------------- -------------------
    Loss from continuing operations                (1,032,558)         (1,078,439)              (431,807)           (552,693)

Financial income (expense):
    Interest income                                     1,408               1,131                     84                 196
    Interest expense                                  (12,435)            (19,005)                (6,566)            (11,833)
    Other income                                        2,778                   -                  2,778                   -
    Loss on sale of fixed assets                       (1,003)                  -                 (1,003)                  -
                                          -------------------- -------------------   -------------------- -------------------
    Total financial income (expense)                   (9,252)            (17,874)                (4,707)            (11,637)
                                          -------------------- -------------------   -------------------- -------------------
    Loss from continuing operations
    before income taxes                            (1,041,810)         (1,096,313)              (436,514)           (564,330)

Income tax expense                                      4,244               2,862                  1,241                  27
                                          -------------------- -------------------   -------------------- -------------------

    Loss from continuing operations                (1,046,054)         (1,099,175)              (437,755)           (564,357)
Discontinued Operations
    Loss from discontinued operations (net
    of tax provision of $0)                          (190,582)           (253,730)               (65,217)            (97,275)
    Loss on sale of discountinued operations          (66,742)                  -                (66,742)                  -
                                          -------------------- -------------------   -------------------- -------------------
    Net Loss                                $      (1,303,378)    $    (1,352,905)      $       (569,714)    $      (661,632)
                                          ==================== ===================   ==================== ===================

Basic and diluted net loss per share:
    Loss from continuing operations         $           (0.09)    $         (0.13)      $          (0.04)    $         (0.07)
    Loss from discontinued operations                   (0.02)              (0.03)                 (0.01)              (0.01)
    Loss on sale of discontinued operations             (0.01)                  -                  (0.01)                  -
                                             -----------------    ----------------      -----------------    ----------------
    Net loss per share                                  (0.12)              (0.16)                 (0.05)              (0.08)
                                             =================    ================      =================    ================
Shares used to compute basic and
    diluted net loss per share                     11,024,676           8,583,482             11,459,480           8,601,313
                                          ==================== ===================   ==================== ===================

                              Virtgame.Com Corp.
                               and subsidiaries
                     consolidated STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999


                                                                                Six Months Ended June 30,
                                                                             2000                         1999
                                                                         (Unaudited)                   (Unaudited)
                                                                   -----------------------      -----------------------
Cash flows from operating activities:
   Net loss from continuing operations                              $         (1,046,054)         $        (1,099,174)
      Adjustments to reconcile net loss to net
       cash flows used in operating activities:
               Depreciation                                                      134,570                       67,742
         Changes in operating assets and liabilities:
            Decrease (increase) in:
               Restricted cash                                                                                150,000
               Prepaid expenses and other current assets                           2,932                       12,153
            (Decrease) increase in:
               Accounts payable and accrued expenses                              49,541                      (25,627)
                                                                   -----------------------      -----------------------
   Net cash flows used in continuing operating activities                       (859,011)                    (894,906)
                                                                   -----------------------      -----------------------
   Cash flows used by discontinued operating activities                          (41,483)                    (157,931)
   Cash flows from investing activities:
      Increase in deposits                                                        (1,214)                     (49,109)
      Purchase of equipment                                                     (149,674)                     (17,364)
                                                                     ---------------------         --------------------
   Net cash flows used in investing activities                                  (150,888)                     (66,473)
                                                                     ---------------------         --------------------
   Cash flows from financing activities:
      Net proceeds from sale of common stock                                     656,499                      783,338
      Increase in notes payable                                                    2,214                      157,295
      Increase in capital lease                                                   16,992                            -
                                                                   -----------------------      -----------------------
   Net cash flows provided by financing activities                               675,705                      940,633
                                                                   -----------------------      -----------------------
   Net increase (decrease) in cash and cash equivalents                         (375,677)                    (178,677)
   Cash and cash equivalents at beginning of period                              422,309                      405,963
                                                                   -----------------------      -----------------------
   Cash and cash equivalents at end of period                      $              46,632         $            227,286
                                                                   =======================      =======================

   Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
   Interest                                                        $              12,435        $                9,262
                                                                   =======================      =======================
   Income Taxes                                                    $               4,244        $                2,837
                                                                   =======================      =======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtgame.com Corp. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 1999. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

During the quarter ended June 30, 2000 Virtgame.com corp. (formerly Virtual Gaming Technologies, Inc.) closed its Antigua office and discontinued marketing its casino and sports book operations in order to reduce overhead, focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP") for the gaming industry. As a result of the Company finalizing the plan of closing its offshore office and discontinuing marketing its casino and sports book, all the operations, assets and liabilities of the casino and sports book business have been reflected in the accompanying consolidated financial statements and discussions and analysis as discontinued operations.

The Company has also been focusing on developing its proprietary "eBorder Control" technology for its Internet gaming software applications, such as Internet lottery, casino and sports book markets. Virtgame.com has developed two separate eBorder Control technologies, one on a Macro level, keeping certain jurisdictions out of its system and the other, on a Micro level, working only within a certain jurisdiction. The Macro eBorder Control technology uses a proprietary database developed by Virtgame.com to limit Internet users of certain jurisdictions from doing e-commerce with a specific Web site. The Micro eBorder Control technology uses a telephone caller origination identifier system together with Virtgame's proprietary Active User Verification Software (AUVS). AUVS is a plug-in that uses a dial-up connection to restrict access to a specified jurisdiction, such as a single state.

During the quarter ending June 30, 2000, the Company finished installing its Primeline sports book software, together with its Micro eBorder Control software, at one of the Coast Resort casinos in Nevada as a pre-requisite to getting approval from the Nevada Gaming Board. The system, a sports wagering software, strictly accessible by Nevada residents only, is effectively a closed loop Internet system for the state of Nevada. The Company anticipates receiving the Nevada Gaming Board approval in the third quarter of year 2000.

Private Placement
-----------------

Between February 1999 and June 1999, the Company conducted a private placement of 700,000 shares of Common Stock at an offering price of $3.00 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 181,359 shares of Common Stock for the gross proceeds of $544,080.

Between August 1999 and January 2000, the Company conducted a private placement of 1,400,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 1,301,600 shares of Common Stock for the gross proceeds of $1,952,400.

In February and March 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 240,000 shares of Common Stock for the gross proceeds of $360,000.

In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 754,000 shares for the gross proceeds of $377,000.

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

Revenue recognition
-------------------

During the quarter ending June 30, 2000 the Company started generating revenue as an Internet software provider. The Company has derived all of its revenues from providing Internet application services. Prior to the quarter ending June 30,2000, all the Company's revenue were derived from operating an Internet casino and sports book for non-U.S. residents. These revenues are reflected in the consolidated statements of operations as discontinued operations.

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

Software development costs and related accounting pronouncements
----------------------------------------------------------------

Software development costs for internal use software are expensed as incurred. The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is not expected to have a material impact on the Company's financial statements.

The Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the costs of computer software to be Sold, Leased, or Otherwise Marketed" in August 1985. The Company applies SFAS No. 86, which specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, all software production costs shall be capitalized and amortized over the remaining estimated economic life of the product.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

Plan of Operations
------------------

During the quarter ending June 30, 2000 the Company discontinued marketing its casino style gaming over the Internet to reduce overhead, focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP") for the gaming industry. As of August 9, 2000, the Company has conducted limited marketing of its Internet gaming application software and, consequently, the Company generated only $119,388 of revenues from providing application services.

The Company has financed its activities to date through the sale of its securities. In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 754,000 shares for the gross proceeds of $377,000.

As of June 30, 2000, the Company had a negative working capital of $316,537 and stockholders' equity of $876,285. The Company's plan of operations for the next 12 months is to provide software application services, sell and lease its software products.

Comparison of operations to prior year quarter
----------------------------------------------

The company began generating software application service revenues during the quarter ending June 30, 2000. Revenues from continuing operations were $29,000 for the three and six months ending June 30, 2000. All revenues earned in operating Internet casino and sports book operations are reflected as discontinued operations in the Statement of Operations for the three and six months ending June 30, 2000 and June 30, 1999.

Operating expenses from continuing operations decreased by 17% to $460,807 for the three months ended June 30, 2000 compared to $552,693 of operating expenses for continued operations during the prior year quarter, and decreased by 2% to $1,061,558 for the six month period June 30, 2000 from $1,078,439 for the prior year six month period. The decrease in operating expenses was primarily due to reduced number of employees. Interest expense decreased to $6,566 for the three months ended June 30, 2000 from $11,833 for the prior three months and decreased to $12,435 for the six months ended June 30, 2000 from $19,005 for the six months ended June 30, 1999. The decrease was mainly resulted from a reduction of notes payable.

Net loss from continuing operations for the three months ended June 30, 2000 was $437,755 and for the six months ended June 30, 2000 was $1,046,054 compared to net loss from continuing operations of $564,357 for the three months and $1,099,175 for the six months ending June 30, 1999.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000 the Company had $46,632 in cash and cash equivalents compared to $498,923, including cash and cash equivalents of $76,614 included in net assets of discontinued operations, at December 31, 1999. Working capital at June 30, 2000 decreased by $651,120 to negative working capital of $316,537 from $334,583 on December 31, 1999. The decrease was due to the loss incurred in the quarter. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations.

In February and March 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock, at a price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold 240,000 shares of Common Stock for the gross proceeds of $360,000.

In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of the date of this 10-QSB report, the Company has sold 754,000 shares for the gross proceeds of $377,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

           Inapplicable.

Item 2.  Changes in Securities.
         ----------------------

           In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share. As of the date of this 10-QSB report, the Company has sold 754,000 shares for the gross proceeds of $377,000. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was a finder involved in some of the issuances and the finder received 754,000 shares of Common Stock in payment of finder's fees.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

           Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

           Inapplicable.

Item 5. Other Information.
        -----------------

           Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

                 (a)          Exhibits
                 ---          --------

                        Financial Data Schedule - Exhibit 27.1

                 (b)              Reports on Form 8-K
                 ---              -------------------

                 Inapplicable.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.com Corp.
(Registrant)

Date:     August 9, 2000                            /s/  BRUCE MERATI
                                                         --------------
                                                         Bruce Merati
                                                         Chief Financial Officer