Form 10QSB
period 2000-09-30
VIRTGAME COM CORP
filed 2000-11-13
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                            YES  [X]       NO  [  ]

The number of shares of common stock, $.00001 par value outstanding as of September 30, 2000 was 12,810,293.

                               VIRTGAME.COM CORP.

                       Table of contents for Form 10-QSB

                        Quarter Ended September 30, 2000



                                                                                                            Page
                                                                                                           Number
PART 1 - FINANCIAL INFORMATION
    ITEM 1.  Financial Statements
      .  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                     3
         (unaudited)
      .  Consolidated Statements of Operations (unaudited) for nine months and three months ended                   5
         September 30, 2000 and 1999
      .  Consolidated Statements of Cash Flows (unaudited) for nine months ended September 30, 2000                 6
         and 1999
      .  Notes to Consolidated Financial Statements (unaudited)                                                     7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations                                             9

PART 2 - OTHER INFORMATION                                                                                         11

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999


                                     ASSETS
                                     ------

                                                           September 30,                             December 31,
                                                               2000                                     1999
                                                           (Unaudited)                               (Unaudited)
                                                      -------------------------                  -----------------------
Current Assets:
 Cash and cash equivalents                              $                 7,078                    $             422,309
 Restricted cash                                                        150,000                                  150,000
 Prepaid expenses and other assets                                        7,734                                   19,924
 Net assets of discontinued operations                                        -                                  201,359
                                                      -------------------------                  -----------------------
Total current assets                                                    164,812                                  793,592
                                                      -------------------------                  -----------------------
Noncurrent assets:
 Deposits                                                                 5,927                                    8,513
 Equipment, net                                                       1,126,393                                1,180,068
                                                      -------------------------                  -----------------------

Total noncurrent assets                                               1,132,320                                1,188,581
                                                      -------------------------                  -----------------------

Total assets                                            $             1,297,132                    $           1,982,173
                                                      =========================                  =======================

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         September 30,                  December 31,
                                                                             2000                          1999
                                                                         (Unaudited)                    (Unaudited)
                                                                      ----------------------         ----------------------
 Current Liabilities:
   Accounts payable and accrued expenses                                $            335,162           $            260,133
   Current portion of capital lease obligation                                         5,123                              -
   Notes payable                                                                     201,090                        198,876
   Net Liabilities of Discontinued Operations                                         17,966                              -
                                                                      ----------------------         ----------------------
 Total current liabilities                                                           559,341                        459,009

 Long Term Liabilities                                                                11,056                              -

 Total liabilities                                                                   570,397                        459,009
                                                                      ----------------------         ----------------------

 Shareholders' Equity
    Preferred stock, $.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                                              -                              -
    Common stock, $.00001 par value; 30,000,000 shares
       authorized; 12,810,293 and 10,369,292 shares issued
       and outstanding in 2000 and 1999, respectively;
       980,000 and 144,334 issuable in  2000 and 1999,
       respectively                                                                      128                            105
    Additional paid-in capital                                                    15,566,363                     14,726,388
    Accumulated Deficit                                                          (14,839,756)                   (13,203,329)
                                                                      ----------------------         ----------------------
    Total shareholders' equity                                                       726,735                      1,523,164
                                                                      ----------------------         ----------------------
    Total liabilities and shareholders' equity                          $          1,297,132           $          1,982,173
                                                                      ======================         ======================

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Nine and Three Months Ended September 30, 2000 and 1999

                                                   Nine Months Ended September 30,            Three Months Ended September 30,
                                                       2000                1999                   2000                1999
                                                   (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)

Revenues:                                       $         160,538    $              -      $         131,538    $              -
Operating Expenses:
    Salaries and payroll expenses                         755,595           1,038,547                219,121             508,223
    Other operating expenses                              758,890             854,210                233,806             306,095
                                              -------------------- -------------------   -------------------- -------------------
    Total expenses from continuing
    operations before income taxes                      1,514,485           1,892,757                452,927             814,318
                                              -------------------- -------------------   -------------------- -------------------
    Loss from continuing operations                   (1,353,947)         (1,892,757)              (321,389)           (814,318)
Financial income (expense):
    Interest income                                         1,595               2,212                    187               1,081
    Interest expense                                     (19,248)            (27,766)                (6,813)             (8,761)
    Other income                                            4,183                   -                  1,405                   -
                                              -------------------- -------------------   -------------------- -------------------
    Total financial income (expense)                     (13,470)            (25,554)                (5,221)             (7,680)
                                              -------------------- -------------------   -------------------- -------------------
    Loss from continuing operations
    before income taxes                               (1,367,417)         (1,918,311)              (326,610)           (821,998)
Income tax expense                                       ( 4,779)             (2,880)                  (535)                (18)
                                              -------------------- -------------------   -------------------- -------------------

    Loss from continuing operations                   (1,372,196)         (1,921,191)              (327,145)           (822,016)
Discontinued Operations
    Loss from discontinued operations (net
    of tax provision of $0)                             (189,386)           (390,072)                 1,196            (136,342)
    Loss on sale of discontinued operations              (74,844)                   -                (7,099)                   -
                                              -------------------- -------------------   -------------------- -------------------
    Net Loss                                    $     (1,636,426)    $    (2,311,263)      $       (333,048)    $      (958,358)
                                              ==================== ===================   ==================== ===================
Basic and diluted net loss per share:
    Loss from continuing operations             $          (0.12)    $         (0.22)      $          (0.03)    $         (0.09)
    Loss from discontinued operations                      (0.01)              (0.05)                      -              (0.02)
    Loss on sale of discontinued operations                (0.01)                   -                      -                   -
                                                 -----------------    ----------------      -----------------    ----------------
    Net loss per share                                     (0.14)              (0.27)                 (0.03)              (0.11)
                                                 =================    ================      =================    ================
Shares used to compute basic and
    diluted net loss per share                         11,490,683           8,701,917             12,537,467           8,975,253
                                              ==================== ===================   ==================== ===================

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999

                                                                              Nine Months Ended September 30,
                                                                             2000                         1999
                                                                         (Unaudited)                   (Unaudited)
                                                                   -----------------------      -----------------------
Cash flows from operating activities:
   Net loss from continuing operations                              $         (1,372,197)         $        (1,921,190)
      Adjustments to reconcile net loss to net
         cash flows used in operating activities:
               Depreciation                                                       202,985                       92,716
         Changes in operating assets and liabilities:
            Decrease (increase) in:
               Restricted cash                                                                                 150,000
               Prepaid expenses and other current assets                           12,190                       20,615

            (Decrease) increase in:
               Accounts payable and accrued expenses                               56,559                     (91,248)
                                                                   -----------------------      -----------------------
   Net cash flows used in continuing operating activities                     (1,100,463)                  (1,749,107)
                                                                   -----------------------      -----------------------
   Cash flows used by discontinued operating activities                          (26,435)                    (284,158)
                                                                   -----------------------      -----------------------
   Cash flows from investing activities:
      Increase in deposits                                                          2,586                     (49,110)
      Purchase of equipment                                                     (149,310)                     (23,763)
                                                                   -----------------------      -----------------------
   Net cash flows used in investing activities                                  (146,724)                     (72,873)
                                                                   -----------------------      -----------------------
   Cash flows from financing activities:
      Net proceeds from sale of common stock                                      839,998                    1,968,956
      Increase in notes payable                                                     2,214                      148,876
      Increase in capital lease                                                    16,179                            -
                                                                   -----------------------      -----------------------
   Net cash flows provided by financing activities                                858,391                    2,117,832
                                                                   -----------------------      -----------------------
   Net increase (decrease) in cash and cash equivalents                         (415,231)                       11,694
   Cash and cash equivalents at beginning of period                               422,309                      405,963
                                                                   -----------------------      -----------------------
   Cash and cash equivalents at end of period                      $                7,078         $            417,657
                                                                   =======================      =======================
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
   Interest                                                        $               19,248                       27,766
                                                                   =======================      =======================
   Income Taxes                                                    $                4,779         $              2,880
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

General
-------

During the previous quarter ended June 30, 2000 Virtgame.com corp. (formerly Virtual Gaming Technologies, Inc.) closed its Antigua office and discontinued marketing its casino and sportsbook operations in order to reduce overhead, focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP") for the gaming industry. As a result of the Company finalizing the plan of closing its offshore office and discontinuing marketing its casino and sportsbook, all the operations, assets and liabilities of the casino and sportsbook business have been reflected in the accompanying consolidated financial statements and discussions and analysis as discontinued operations.

The Company has also been focusing on developing proprietary "eBorder Control" technology for its Internet gaming software applications, such as Internet lottery, casino and sportsbook markets. Virtgame.com has developed two separate eBorder Control technologies, one on a Macro level, keeping certain jurisdictions out of its system and the other, on a Micro level, working only within a certain jurisdiction. The Macro eBorder Control technology uses a proprietary database developed by Virtgame.com to limit Internet users of certain jurisdictions from doing e-commerce with specified Web sites. The Micro eBorder Control technology uses a telephone caller origination identifier system together with Virtgame's proprietary Active User Verification System (AUVS). AUVS is a plug-in that uses a dial-up connection to restrict access to a specified jurisdiction, such as a single state.

During the quarter ending September 30, 2000, Nevada Gaming Control Board finalized testing the Company's Primeline System installed at Coast Resort in Las Vegas, Nevada and provided the two companies with a preliminary approval on October 13th, 2000. The system is strictly accessible by Nevada residents who become members to wager on Coast Resort's sportsbook. Also, the Company completed training of the Coast Resort's staff to operate the Primeline sportsbook system in anticipation of "going live" for a 30 day field trial in early November, 2000 whereby residents of Nevada can sign-up personally at all Coast Resorts casinos (the Sun Coast casino, the Gold Coast casino, the Barbary Coast casino and the Orleans casino) located in Las Vegas, Nevada. At the time of sign up, Nevada residents are provided with a user ID, a password and software to enable them to place wagers remotely on Coast Resort's sportsbook using their personal computers.

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

In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of September 30, 2000, the Company has sold 980,000 shares for the gross proceeds of $490,000.

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

Revenue recognition
-------------------

During the quarter ending September 30, 2000 the Company continued generating revenue as an Internet software provider or Application Software Provider (ASP). The Company has derived all of its revenues from providing Internet Application Software services. Prior to the quarter ending June 30,2000, all the Company's revenues were derived from operating an Internet casino and sportsbook for non-U.S. residents. These revenues are reflected in the consolidated statements of operations as discontinued operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

Plan of Operations
------------------

During the quarter ending September 30, 2000 the Company continued to reduce overhead and focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP").

The Company has financed its activities to date through the sale of its securities. In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of the quarter ending September 30, 2000, the Company has sold 980,000 shares for the gross proceeds of $490,000.

As of September 30, 2000, the Company had a negative working capital of $394,529 and stockholders' equity of $726,735. The Company's plan of operations for the next 12 months is to provide software application services, sell and lease its software products to distributors of restricted on line content including Casinos, State and National Lotteries and any other application that requires controlling and assuring the geographical access point of users.

Comparison of operations to prior year quarter
----------------------------------------------

The company continued generating software application service revenues during the quarter ending September 30, 2000. Revenues from continuing operations were $131,538 for the three months ending September 30, 2000 and $160,538 for the nine months ending September 30, 2000. All revenues earned in operating Internet casino and sportsbook operations are reflected as discontinued operations in the Statement of Operations for the three and nine months ending September 30, 2000 and September 30, 1999.

Operating expenses from continuing operations decreased by 44% to $452,927 for the three months ended September 30, 2000 compared to $814,318 of operating expenses for continued operations during the prior year quarter, and decreased by 20% to $1,514,485 for the nine month period September 30, 2000 from $1,892,757 for the prior year nine month period. The decrease in operating expenses was primarily due to reduced number of employees. Interest expense decreased to $6,813 for the three months ended September 30, 2000 from $8,761 for the prior three months and decreased to $19,248 for the nine months ended September 30, 2000 from $27,766 for the nine months ended September 30, 1999. The decrease mainly resulted from a reduction of notes payable.

Net loss from continuing operations for the three months ended September 30, 2000 was $327,145 and for the nine months ended September 30, 2000 was $1,372,196 compared to net loss from continuing operations of $822,016 for the three months and $1,921,191 for the nine months ending September 30, 1999.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000 the Company had $7,078 in cash and cash equivalents compared to $498,923, including cash and cash equivalent of $76,614 included in net assets of discontinued operations, at December 31, 1999. Working capital at September 30, 2000 decreased by $729,112 to negative working capital of $394,529 from $334,583 on December 31, 1999. The decrease was due to the loss incurred in the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations. Thereby, in October 2000, the

Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.00 per share, pursuant to Rule 506 under the 1933 Act.

In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. As of September 30, 2000, the Company has sold 980,000 shares for the gross proceeds of $490,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

           Inapplicable.

Item 2.  Changes in Securities.
        ----------------------

           In April 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $0.50 per share. As of September 30, 2000, the Company has sold 980,000 shares for the gross proceeds of $490,000. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was a finder involved in some of the issuances and the finder received 980,000 shares of Common Stock in payment of finder's fees. The total shares issued with relation to this private placement amounted to 1,960,000 shares.

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

Virtgame.com Corp.
(Registrant)

Date:     November 3, 2000                               /s/  BRUCE MERATI
                                                         -----------------
                                                         Bruce Merati
                                                         Chief Financial Officer