Form 10KSB40
period 2000-12-31
VIRTGAME COM CORP
filed 2001-04-02
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-29800

                              Virtgame.com Corp.
                              ------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                                    33-0716247
      ------------------------------------------     --------------------------------------
            (State or other jurisdiction of           (I.R.S. Employer Identification No.)
            incorporation or organization)

               5230 Carroll Canyon Drive
                       Suite 318
                 San Diego, California                             92130-2053
      ------------------------------------------     --------------------------------------
       (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code 858-373-5001
                                                           ------------

Securities registered pursuant to section 12(g) of the Act:

                               (Title of Class)
                                 Common Shares

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [_]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Virtgame.com, Corp.'s revenues for the most recent fiscal year were $ 473,499.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 22, 2001 was approximately $ 3,235,523. The number of shares outstanding of the registrant's Common Stock, as of March 22, 2001 was 12,942,092.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                        Form 10-KSB Reference Location
None                                                          N/A

                               VIRTGAM.COM CORP.

                       Table of contents for Form 10K-SB
                         Year Ended December 31, 2000

                                                           PART I
                                                           ------
Item 1.      Business

                   Business Developments                                                                                   1
                   Business of Company                                                                                     3
                   Products and Services                                                                                   3
                   Customers                                                                                               4
                   New Industry and Competition                                                                            4
                   Regulation                                                                                              4
                   Employees                                                                                               4
                   Research and Development                                                                                5
                   Proprietary Technology                                                                                  5
                   Marketing and Sales                                                                                     5
Item 2.      Description of Property                                                                                       5
Item 3.      Legal Proceedings                                                                                             5
Item 4.      Submission of Matters to a Vote of Security Holders                                                           5

                                                          PART II
                                                          -------

Item 5.      Market for Common Equity and Related Stockholders Matters                                                     5
Item 6.      Management's Discussion and Analysis or Plan of Operation                                                     6
Item 7.      Audited Financial Statements                                                                                  7
Item 8.      Changes In and Disagreement With Accountants on Accounting and Financial Disclosure                           8

                                                          PART III
                                                          --------

Item 9.      Directors, Executive Officers, Promoters and Control Persons                                                  8
Item 10.     Executive Compensation                                                                                       10
Item 11.     Security Ownership of Certain Beneficial Owners and Management                                               12
Item 12.     Certain Relationships and Related Transactions                                                               12
Item 13.     Exhibits and Reports on Form 8-K                                                                             13

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

Item 1.      Business

Business Developments
---------------------

         Headquartered in San Diego, California, Virtgame.com is an Application Service Provider (ASP) for the gaming and lottery industries, specializing in e-BorderControl technology that limits e-commerce to one jurisdiction or restricts access of users from a specific jurisdiction. The Company started Internet casino-style gaming operations in September 1997 and discontinued the gaming operation in year 2000. The company developed its own software such as baccarat, blackjack, video poker, and pari-mutuel sports wagering for its own operation. The Company started as an Internet gaming operator in late 1997 until mid 2000 when it discontinued its gaming operation to focus as an ASP. During the gaming operation, the Company was only offering its games in certain international jurisdictions, located in Europe, the Caribbean, Latin America, the Middle East, Australia, Asia and Africa using a server site and hardware located in Antigua.

         The Company was formed under the laws of the State of Delaware on October 24, 1995 under the name MBA Licensing Corp. The Company's initial operations included the development of CD-ROM and video game cartridges that incorporated certain patented virtual reality technology. In November 1995, the Company conducted a private placement of its $.00001 par value common stock ("Common Stock") at $0.25 per share pursuant to Rule 504 under the Securities Act of 1933 ("1933 Act"). In that offering, the Company sold 1,160,000 shares of Common Stock in consideration of cash proceeds of $60,000, net of $5,000 of offering costs, and the cancellation of $225,000 of licensing and consulting fees due and payable. In May 1996, the Company chose to suspend all operations relating to the development of the virtual reality CD-ROMs and video game cartridges in favour of pursuing the development of casino-style gaming operations over the Internet. On June 20, 1996, the Company changed its corporate name to Internet Gaming Technologies, Inc. On January 22, 1997, the Company changed its corporate name to Virtual Gaming Technologies, Inc. and in August 1999, the Company changed its name to Virtgame.com Corp.

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

         In January 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.50 per share, pursuant to rule 506 under the 1933 Act. In that offering, the Company sold a total of 236,667 shares of Common Stock for the gross proceeds of $355,000. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's software development, Internet gaming operations and working capital.

         In April 2000, the Company started a private placement of 1,000,000 shares of common stock, at a price of $0.50 per share, pursuant to rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,020,000 shares of Common Stock for the gross proceeds of $510,000. Proceeds from the sale of the shares were applied towards the Company's software development and working capital. There was a finder involved in issuance of these shares and the finder received 1,000,000 shares of Common Stock in payment of finder's fee. The total shares issued with relation to this private placement amounted to 2,020,000 shares.

         In October 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.00 per share, pursuant to rule 506 under the 1933 Act. At the time of this 10KSB report, 78,800 shares of Common Stock have been sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital. There was a finder involved in issuance of these shares and the finder received 8,856 shares of Common Stock in payment of finder's fee. The total shares issued with relation to this private placement amounted to 87,656 shares.

         Unless the context otherwise requires, all references to the Company includes its wholly-owned subsidiaries Internet Gaming Technologies, Inc., a Nevada corporation, Emerald Riviera Ltd., an Irish corporation, Virtual Gaming Technologies Argentina, S.A., an Argentinean corporation and Virtual Gaming Technologies (Antigua) Ltd., an Antiguan corporation. The Company's executive offices are located at 5230 Carroll Canyon Road, Suite 318, San Diego, California 92121; telephone number (858) 373-5001.

Business of Company
-------------------

         Headquartered in San Diego, California, Virtgame is an Application Service Provider (ASP) for the gaming and lottery industries, specializing in e-BorderControl technology that limits e-commerce to one jurisdiction or restricts access of users from a specific jurisdiction. Virtgame has secured several contracts under its new business as an ASP. The Company in October 2000 received approval from Nevada Gaming Board for a "Nevada only" web based sports wagering system for Coast Resorts, a Nevada licensed casino operator with four casinos in Las Vegas.

         Throughout most of the Company's history, its primary business focus was operation of casino-style gaming over the Internet in jurisdictions with no ban on Internet gaming. In the third quarter of year 2000, the Company decided to discontinue operation of its Internet casino and focus on three strategies:

     . e-BorderControl technologies to help the Company's software solutions in offeing e-gaming and e-lottery products within specified geographical boundaries for licensed casinos and state lotteries.
     . Provide e-gaming software solutions to gaming operators through licensing and leasing programs.
     . Develop "Virtgame Checkpoint Network" for States such as Nevada to use it as a checkpoint to ensure users are within a jurisdiction, using the same technology Virtgame developed for Coast Resorts and approved by Nevada Gaming Board in October 2000.

         Virtgame has built comprehensive and scalable Internet lottery, casino and sports wagering software and applications that are customizable for private label use. The Company is leveraging its technology and know-how to develop and provide innovative solutions to licensed land based casinos and lottery operators around the world.

         From the inception of the new operations as an ASP in the second quarter of year 2000 through December 31, 2000 the Company has generated $473,499 of revenue from software license fees. At the time of this 10K-SB Report, the Company had generated $643,247 in software license fees from inception of operations as an Application Service Provider to the gaming and lottery industries.

Products and Services
---------------------

         The Company operated an offshore Internet casino and sports book from late 1997 to mid 2000 excluding U.S. players. Virtgame discontinued its gaming operation to focus as an enabler for licensed land based operators to extend their reach to their customers beyond physical visits. The company is now well positioned as a gaming ASP to help brick and mortar gaming operators go online. Virtgame creates customized enterprise-level software and charges customers an initial set up and a monthly account fee based on number of active players, which includes upgrades and maintenance to avoid any conflict of interests with its customers.

         The Company's corporate web site is at www.virtgame.com, its demo
                                                ----------------
sports book software is at www.primelinesports.com, its demo casino is at
                           -----------------------
www.virtfuncasino.com and its demo e-BorderControl tier 1 web site is at
---------------------
www.virtsecure.net identifying jurisdiction of a user.
------------------

         The Company offers an online distribution channel for traditional bricks-and-mortar gaming companies. Utilizing an Internet e-BorderControl technology, Virtgame can design and construct private-label online casinos and sports books available exclusively for online users in Nevada. The Company has developed an over-the-counter solution that integrates conventional Nevada-style casino sports books with the Internet/Intranet. The Company has developed PrimeLine, an over-the-counter sports book that is approved in Nevada and is operational at a Las Vegas casino and is capable of seamless integration with the Company's e-BorderControl to offer sports wagering on the Company's proprietary Nevada Intranet system.

Customers
---------

         The Company's customers are gaming companies and lottery operators, the Company's list of clients to date include, two U.S. lottery operators, two Nevada and two Latin American gaming companies.

New Industry and Competition
----------------------------

         The Company enables land based gaming companies to provide interactive gaming service and virtual casino and sports books. Although the gaming industry is well established and has recently experienced significant growth and profitability, gaming on the Internet is a recent development and an unproven segment of the gaming industry and the Company expects that there will be intense competition in Internet gaming. The barrier to entry in Internet markets is generally low.

Regulation
----------

          Gaming activities are stringently regulated in the United States and most developed countries. As an application Service Provider to the gaming industry, the Company's policy is not to participate in net win or loss of its clients.

Employees
---------

         As of the date of this 10-KSB Report, the Company employs 13 people on a full time basis, 12 of the employees were based in San Diego, California and one was based in Las Vegas, Nevada.

Research and Development
------------------------

         The Company spent approximately $511,000 in research and development in 2000 all of which were written off during the year. The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its technology and the technology of other software developers, with the goal of providing applications that are competitive and innovative in the Internet gaming industry.

Proprietary Technology
----------------------

         The Company has internally developed proprietary gaming software applications, based on the Java programming language that allows for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company has developed a proprietary e-BorderControl technology that limits access of players to one jurisdiction or restricts access of players from specific jurisdictions.

Marketing and Sales
-------------------

         The Company's primary marketing and sales strategy is to sell its software to licensed land based casinos and lottery operators around the world.

Item 2.      Description of Property

         The Company's executive offices are located in San Diego, California and consist of approximately 3,000 square feet for a monthly rent of approximately $4,200.

Item 3.      Legal Proceedings

         The Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders, through the solicitation of proxies, or otherwise.

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

                                                 High                  Low
                                          ------------         ------------
Mar 31, 1999                                     4.43                 3.38
June 30, 1999                                    4.87                 2.70
September 30, 1999                               3.72                 1.75
December 31, 1999                                4.12                 1.50

March 31, 2000                                   3.12                 1.38
June 30, 2000                                    1.63                 0.50
September 30, 2000                               1.56                 0.63
December 31, 2000                                1.47                 0.38

         On December 31, 2000, the closing price for the Company's Common Stock was $ 0.38 per share. As of that date, the Company had 161 stockholders of record and approximately 841 beneficial holders of stock.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future

         During the year the Company sold unregistered shares of its Common Stock in the following transactions:

A. In May 2000, the Company issued to one of its officers 625,000 options to purchase shares of Common Stock at an exercise price of $0.50 per share, which was immediately exercisable upon grant. In May 2000, the Company issued to seven of its employees options to purchase an aggregate of 154,500 shares of Common Stock at an exercise price of $0.50 per share, of which options to purchase 107,500 of the options issued to the employees were immediately exercisable upon grant, option to purchase 5,000 Common Stock vest and become exercisable on December 31, 2000 and 7,500
     Common Stock vest and become exercisable on January 2, 2001 and 34,500 shares of Common Stock vests and become exercisable on May 25, 2001. All of the foregoing options have a life of either three or four years. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.
B. In March 2000 the Chairman of the Board of Directors exercised option to purchase 100,000 shares of Common Stock at an exercise price of $0.10 a share.
C. In October 2000, the Company issued to a consultant warrants to purchase 37,500 shares of Common Stock at exercise price of $0.83 per share. The warrants were issued pursuant to a bonus clause in the Primeline Technologies, Inc. purchase agreement. All the foregoing options are immediately exercisable and expire on October 24, 2005. There was no underwriter involved in the issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.
D. Between January 2000 and March 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 236,667 shares of Common Stock for the gross proceeds of $355,000. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.
E. Between April 2000 and September 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock at an offering price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,020,000 shares of Common Stock for the gross proceeds of $510,000. Proceeds from the sale of the shares were applied towards the software development and working capital. There was a finder involved in issuance of these shares and the finder received 1,000,000 shares of Common Stock in payment of finder's fee.
F. In October 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.00 per share, pursuant to Rule 506 under the 1933 Act. At the time of this 10KSB report, 78,800 shares of Common Stock have been sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital. There was a finder involved in issuance of these shares and the finder received 8,856 shares of Common Stock in payment of finder's fee. The total shares issued with relation to this private placement amounted to 87,656 shares.

Item 6.      Management's Discussion and Analysis or Plan of Operation

         The Company has derived all its revenues from licensing its software to the gaming and lottery industries.

         Between January 2000 and March 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 236,667 shares of Common Stock for the gross proceeds of $355,000. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.

         Between April 2000 and September 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock at an offering price of $0.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 1,020,000 shares of Common Stock for the gross proceeds of $510,000. Proceeds from the sale of the shares were applied towards the software development and working capital. There was a finder involved in issuance of these shares and the finder received 1,000,000 shares of common Stock in payment of finder's fee.

         In October 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.00 per share, pursuant to rule 506 under the 1933 Act. At the time of this 10KSB report, 78,800 shares of Common Stock have been sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital. There was a finder involved in issuance of these shares and the finder received 8,856 shares of Common Stock in payment of finder's fee. The total shares issued with relation to this private placement amounted to 87,656 shares.

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999. The Company's net revenues increased from $0 to $473,499 for the year ended December 31, 2000 compared to the prior year period. Operating expenses from continuing operations decreased by 26.1% for the year ended December 31, 2000 to $1,820,822 compared to $2,462,746 in the prior year period. The decrease was due to cost reduction and reduced number of staff. All revenues and expenses related to operating an Internet casino and sportsbook operations are reflected as discontinued operations in the Consolidated Statements of Operations for the year ending December 31, 2000 and December 31, 1999.

         Interest income increased slightly to $6,411 for the year ended December 31, 2000 compared to $6,387 for the prior year. Interest expense decreased to $27,422 for the year ended December 31, 2000 compared to $32,589 for the prior year, due to lower average notes payable balances outstanding during the year.

         Net loss from continuing operations for the year ended December 31, 2000 was $1,373,116 compared to $2,491,530 for the year ending December 31, 1999. The total loss from discontinued operations was $256,995 for the year ending December 31, 2000 compared to a loss of $559,189 from discontinued operations in the prior year.

         Net loss for the year ending December 31, 2000 fell 46.5% to $1,630,111, or $0.14 per share, on 11,920,790 weighted average shares outstanding, compared with a loss in 1999 of $3,050,719, or $0.34 per share, on 9,024,792 weighted average shares outstanding.

Liquidity and Capital Resources

         The Company had a negative working capital of $323,127 at December 31, 2000. In order to obtain the necessary working capital to fund continued operations; the Company has undertaken a new private placement offering. The private placement is for 1,000,000 shares at $1.00 per share with sales commission of approximately 10% to fund the full scale roll out of its Internet gambling operations and to fund the continuing losses from operations as the Company endeavors to build revenues and reach profitable operations. The Shares are being offered on a straight best effort basis by the Company, which means that there is no minimum offering amount and no escrow of proceeds. The Company believes it needs at least the net proceeds of $900,000 from the sale of the 1,000,000 Shares of the Private Placement before it starts generating cash flow from its operations. If the Company is unable to raise this capital, it will endeavor to raise the additional required funds through alternative sources, of which there can be no assurance. Failure to obtain the required funds from any source would severely impact the Company's financial condition and would jeopardize the Company's ability to continue as a going concern. The Company's Independent Auditor's report includes an emphasis of matter as to the Company's ability to continue as a going concern.

Inflation

          The Company believes that inflation does not have a material effect on its business.

Item 7.      Financial Statements

         The Independent Auditors' Reports for the years ended December 31, 2000 and 1999 are included in this report commencing on page F-1.

Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                   PART III
                                   --------

Item 9.      Directors, Executive Officers, Promoters and Control Persons

Name                          Age          Position
----                          ---          --------

Leo I. George                 64           Chairman of the Board

Joseph R. Paravia             49           President, Chief Executive Officer
                                           and Director

Bruce Merati                  43           Chief Operating Officer and Chief
                                           Financial Officer

John Van Rhyn                 64           Vice President of Gaming Operations

Dick L. Rottman               63           Director

Scott A. Walker               42           Director


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

         Mr. Merati has served as Chief Financial Officer of the Company since July 27, 1998 and as Chief Operating Officer of the Company since April 2000. From July 1997 to July 1998, Mr. Merati served as the Controller of The Weekend Exercise Company, Inc., an apparel manufacturer. From 1995 to 1997, Mr. Merati served as the Controller of Airline Interiors, Inc., an airline seat manufacturer. From 1993 to 1995, Mr. Merati served as the Controller of First Affiliated Securities, a securities broker-dealer and investment banker. Mr. Merati is a Certified Public Accountant and a Chartered Accountant in England & Wales and spent seven years as auditor with the London office of PricewaterhouseCoopers.

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

         Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10%stockholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal years ended December 31, 2000 and 1999.

Item 10.     Executive Compensation

         Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.

                                              Annual Compensation                 Long-Term Compensation
                                   -----------------------------------------   ----------------------------
                                                                                             Common Shares
                                                                               Restricted     Underlying
                                                                Other Annual      Stock     Options Granted     All Other Compen-
        Name and Position          Year     Salary    Bonus     Compensation   Awards ($)     (# Shares)             sation
--------------------------------   ----   ---------   -------   ------------   -----------  ---------------     -----------------
Joseph R. Paravia, President and   2000    $150,000     -0-         -0-            -0-            -0-                  -0-
CEO(1)                             1999    $130,577     -0-         -0-            -0-          500,000                -0-
                                   1998    $133,213     -0-         -0-            -0-            -0-                  -0-


Bruce Merati,                      2000    $100,000     -0-         -0-            -0-          625,000                -0-
Chief Operating Officer            1999    $ 90,000     -0-         -0-            -0-            -0-                  -0-
and Chief Financial                1998    $ 31,875     -0-         -0-            -0-            -0-                  -0-
Officer (2)

John Van Rhyn,                     2000    $  4,200     -0-         -0-            -0-            -0-                  -0-
Vice President - Gaming            1998    $ 43,750     -0-         -0-            -0-            -0-                  -0-
Operations (3)                     1998    $ 46,331     -0-         -0-            -0-          45,000                 -0-

_______________

(1) Commencing June 1, 1996, the Company began paying Mr. Paravia a salary at the rate of $100,000 per annum. Mr. Paravia's salary was reduced to $8,000 per month effective as of November 11, 1997. Mr. Paravia's salary was reinstated to $120,000 per annum effective April 25, 1998 and was increased to $150,000 per annum effective August 1, 1999.

(2) Commencing July 27, 1998, the Company began paying Mr. Merati a salary at the rate of $85,000 per annum Effective August 1, 1999, Mr. Merati's salary was increased to $100,000 per annum.

(3) Commencing June 6, 1997, the Company began paying Mr. Van Rhyn a salary at the rate of $70,000 per annum. Mr. Van Rhyn's salary was reduced to $3,000 per month effective as of February 9, 1998, and was reinstated to $70,000 per annum effective October 9, 1998. Effective February 15, 2000, Mr. Van Rhyn's salary was reduced to $5,200 per year.

                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

-----------------------------------------------------------------------------------------------------------------------
                             Number of Securities
                                  Underlying           % of Total Options/SARs
                             Options/SARs Granted      Granted to Employees in    Exercise or Base
          Name                        (#)                    Fiscal Year            Price ($/Sh)       Expiration Date
-------------------------    --------------------      -----------------------    ----------------    -----------------

Joseph Paravia,                     500,000                      0.0%                  $1.625           July 25, 2004
President                           480,000                      0.0%                  $ 0.25         December 31, 2004

Bruce Merati - Chie                 625,000                     80.2%                  $ 0.50            May 25, 2004
Operating and Chief
Financial Officer

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

-----------------------------------------------------------------------------------------------------------------------
                                                                                     Number of
                                                                                    Securities            Value of
                                                                                    Underlying           Unexercised
                                                                                    Unexercised         In-the-Money
                                                                                   Options (SARs        Options (SARs
                                                                                   at FY-End (#)        at FY-End($)
                                Shares Acquired                                    Exercisable/         Exercisable/
          Name                    on Exercise              Value Received          Unexercisable      Unexercisable(1)
-------------------------    --------------------      -----------------------    ----------------    -----------------
Joseph R. Paravia,                                                                   980,000/0           $62,400/$0
  President & CEO

Bruce Merati - Chief                                                                 625,000/0           $     0/$0
Operating and Chief
Financial Officer

John Van Rhyn                                                                         90,000/0           $     0/$0
Vice President - Gaming
  Operations

     (1) Calculated based upon a last reported sale price of $0.38 per share of Common Stock, as reported on the OTC Bulletin Board on December 31, 2000.

         Employment Agreements:

         (a) In September 1999, the Company entered into an employment agreement with its Chairman, Leo I. George, pursuant to which Mr. George received three-year options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.10 per share. These options contain a buy-back provision in favour of the Company, which enables the Company to buy-back these options and the shares underlying the options at a price of $3.50 per share. In addition, Mr. George received three-year options to purchase up to 700,000 shares of Common Stock, of which options to purchase 500,000 shares are fully vested and immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on September 2, 2000. The exercise price for the 500,000 fully vested options is $2.44 per share. The exercise price for the 200,000 options that vest on September 2, 2000 shall be equal to the fair market value of the Common Stock on that date. Finally, in the event the Company obtains debt or equity financing in excess of $10,000,000, Mr. George shall be entitled to three-year options to purchase up to 200,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.

         (b) In November 1999, the Company entered into a two-year employment agreement with the Chief Executive Officer of the Company, Joseph R. Paravia. The agreement provided for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of March 24, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

                 Name and Address                                  Number of Shares                  Percentage Owned
----------------------------------------------------   ----------------------------------------      ------------------
Leo I. George(1)(2)(3)                                                                2,982,000            23.0%
Daniel B. Najor (1)(3)                                                                3,462,500            26.8%
Joseph R. Paravia (1)(4)                                                              1,070,000            8.3%
John Van Rhyn (1)(5)                                                                    104,000              (6)
Bruce Merati (1)(7)                                                                     615,000             4.7%
Dick L. Rottman (1)(8)                                                                  100,000              (6)
Scott A. Walker (1)(9)                                                                  707,336             5.5%
All officers and directors                                                            5,578,336            43.1%
as a group

(1)      Address is 5230 Carroll Canyon Rd., Suite 318, San Diego, California
         92121.

(2) Includes options granted to Mr. George to purchase 500,000 shares of Common Stock at an exercise price of $2.46 per share.

(3) Includes 2,382,000 shares of Common Stock owned by Daniel Najor for which Mr. Najor has granted Mr. George a limited irrevocable proxy to vote these shares in connection with certain matters. See "Certain Relationships and Related Transactions."

(4) Includes options granted to Mr. Paravia to purchase 380,000 shares of Common Stock at an exercise price of $.25 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.625 per share.

(5) Includes options granted to Mr. Van Rhyn to purchase 45,000 shares at $2.00 per share and options to purchase 45,000 shares at $2.875 per share.

(6)      Less than one percent.

(7) Represents options granted to Mr. Merati to purchase 615,000 shares of Common Stock at an exercise price of $0.50 per share.

 (8) Includes options granted to Mr. Rottman to purchase 20,000 shares of Common Stock at an exercise price of $4.50 per share and options to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share. Also includes 30,000 shares of Common Stock owned by Western Insurance Company, with which Mr. Rottman is affiliated.

 (9) Includes 543,836 shares of common stock owned by MCOM Management Corp., with which Mr. Walker is affiliated. Also includes options granted to Mr. Walker to purchase 20,000 shares of Common Stock at an exercise price of $4.50 per share. Does not include options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share that are subject to vesting.

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

     3.1 Certificate of Incorporation of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     3.2 Bylaws of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     3.3 Certificate of amendment to Certificate of incorporation of the Company; filed on Definitive Information Statement dated July 7, 1999
     4.1 Specimen of Common Stock Certificate; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.1 Securities Purchase Agreement dated September 5, 1996 between the Company and Unistar Entertainment, Inc.; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.2 Settlement Agreement and Mutual General Release between the Company and CasinoWorld Holdings, Ltd, dated February 26, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.3 Settlement Agreement and Mutual General Release between the Company and Unistar Entertainment, Inc. dated March 6, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.4 Employment Agreement dated September 1, 1997 between the Company and Joseph R. Paravia; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.5 Virtual Gaming Technologies, Inc. 1997 Stock Option Plan; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     10.6 Employment agreement dated September 2 1999, between the Company and Leo I. George; filed as exhibit to 10-KSB dated March 30, 2000.
     10.7 Employment agreement dated November 2 1999, between the Company and Joseph R. Paravia; filed as exhibit to 10-KSB dated March 30, 2000.
     10.8 Securities Acquisition Agreement dated December 20, 1999 between the Company and Primeline Technologies, Inc.; filed as exhibit to 10-KSB dated March 30, 2000.
     10.9 Software development agreement dated January 20, 2000 between the Company and Coast Resort; filed as exhibit to 10-KSB dated March 30, 2000.
     21.1 List of Subsidiaries; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
     b) Reports on Form 8-K. The Company filed a report of Form 8-K on January 19, 1999 relating to the change of the Registrant's independent auditors for the fiscal year ended December 31, 1998. Reports on From 8-K. The Company filed a report of From 8-K on March 29,2000 relating to acquisition of Primeline Gaming Technologies, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.com Corp.
------------------
(Registrant)


Date:  March 27, 2001           By: /s/     Joseph R. Paravia
                                ------------------------------------------------
                                President, Chief Executive Officer and Director

Date:  March 27, 2001           By: /s/     Bruce Merati
                                ------------------------------------------------
                                Chief Operating Officer and Chief Financial
                                Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 27, 2001           By: /s/     Leo I. George
                                ------------------------------------------------
                                Chairman of the Board

Date:  March 27, 2001           By: /s/     Dick L. Rottman
                                ------------------------------------------------
                                Director

Date:  March 27, 2001           By: /s/     Scott A. Walker
                                ------------------------------------------------
                                Director

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND INDEPENDENT AUDITOR'S REPORT

                For the years ended December 31, 2000 and 1999

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------


INDEPENDENT AUDITOR'S REPORT...................................           F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets.................................    F-2 to F-3

   Consolidated Statements of Operations.......................           F-4

   Consolidated Statements of Shareholders' Equity.............    F-5 to F-6

   Consolidated Statements of Cash Flows.......................    F-7 to F-8

   Notes to Consolidated Financial Statements..................   F-9 to F-21

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Board of Directors and Shareholders
Virtgame.com Corp.
San Diego, California

We have audited the consolidated balance sheets of Virtgame.com Corp. and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtgame.com Corp. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


San Diego, California                        PANNELL KERR FORSTER
February 5, 2001                             Certified Public Accountants
                                             A Professional Corporation

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999



                                    ASSETS
                                    ------
                                                      2000        1999
                                                   ----------  ----------

Current assets:
    Cash and cash equivalents                      $  123,053  $  422,309
    Unbilled revenues                                  27,925           -
    Prepaid expenses and other current assets          20,964      19,923
    Net assets of discontinued operations              11,010     351,361
                                                   ----------  ----------

    Total current assets                              182,952     793,593
                                                   ----------  ----------

Noncurrent assets:
    Deposits                                            8,466       8,513
    Property and equipment, net                       155,330     228,898
    Capitalized software, net                         985,495     951,170
                                                   ----------  ----------

    Total noncurrent assets                         1,149,291   1,188,581
                                                   ----------  ----------

    Total assets                                   $1,332,243  $1,982,174
                                                   ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

                                                                                      2000             1999
                                                                                  ------------   ------------
Current liabilities:
Accounts payable                                                                  $    198,726   $    126,287
   Accrued expenses                                                                    100,840        133,847
   Current portion of capital lease obligation                                           5,423              -
   Notes payable                                                                       201,090        198,876
                                                                                  ------------   ------------

   Total current liabilities                                                           506,079        459,010

Long-term portion of capital lease obligation                                            9,643              -
                                                                                  ------------   ------------
   Total liabilities                                                                   515,722        459,010
                                                                                  ------------   ------------

Commitments and contingencies (Notes 4, 5, 6 and 8)

Shareholders' equity:
   Preferred stock, $ .00001 par value, 10,000,000 shares
     authorized, none issued or outstanding                                                  -              -
   Common stock, $ .00001 par value, 30,000,000 shares
     authorized, 12,832,092 and 10,369,292 shares issued
     and outstanding in 2000 and 1999, respectively;
     125,857 and 144,334 shares issuable in 2000 and 1999,
     respectively                                                                          130            105
   Additional paid-in capital                                                       15,649,831     14,726,388
   Accumulated deficit                                                             (14,833,440)   (13,203,329)
                                                                                  ------------   ------------

   Total shareholders' equity                                                          816,521      1,523,164
                                                                                  ------------   ------------

   Total liabilities and shareholders' equity                                     $  1,332,243   $  1,982,174
                                                                                  ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31, 2000 and 1999

                                                                                  2000             1999
                                                                               -----------      -----------
Revenue                                                                        $   473,499      $         -

Operating expenses:
    Salaries and payroll expenses                                                  938,960        1,313,692
    Other operating expenses                                                       881,862        1,149,054
                                                                               -----------      -----------

    Total expenses from continuing operations before income taxes                1,820,822        2,462,746
                                                                               -----------      -----------

        Loss from continuing operations before financial expense                (1,347,323)      (2,462,746)

Financial income (expense):
    Interest income                                                                  6,411            6,387
    Interest expense                                                               (27,422)         (32,589)
    Other income                                                                         -              305
                                                                               -----------      -----------


    Total financial expense                                                        (21,011)         (25,897)
                                                                               -----------      -----------

        Loss from continuing operations before income taxes                     (1,368,334)      (2,488,643)

Income tax expense                                                                  (4,782)          (2,887)
                                                                               -----------      -----------

        Loss from continuing operations                                         (1,373,116)      (2,491,530)
                                                                               -----------      -----------

Discontinued Operations

    Loss from discontinued operations (net of tax provision of $0)                (217,000)        (559,189)

    Loss on sale of discontinued operations                                        (39,995)               -
                                                                               -----------      -----------

        Net loss                                                               $(1,630,111)     $(3,050,719)
                                                                               ===========      ===========

Basic and diluted net loss per share                                           $     (0.14)     $     (0.34)
                                                                               ===========      ===========

Shares used to compute basic and diluted net loss per share                     11,920,790        9,024,792
                                                                               ===========      ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the years ended December 31, 2000 and 1999

                                                          Common Stock
                                                   ---------------------------   Additional         Paid-In        Accumulated
                                                       Shares        Amount        Capital          Deficit           Total
                                                   ----------------------------------------------------------------------------
Balance forwarded,
   December 31, 1998                                  8,511,959       $  85      $11,079,550      $(10,152,610)     $   927,025

Issuance of common stock on exercise of employee
   stock option                                           1,500           -            4,305                 -            4,305

Issuances of common stock for cash, net of
   issuance costs: January 1999 through June 1999       181,359           2          435,548                 -          435,550

Issuance of common stock on conversion of notes
   payable (Note 5)                                     100,000           1          299,999                 -          300,000

Issuances of common stock for cash, net of
   issuance costs: August 1999 through December
   1999                                               1,271,600          13        1,752,890                 -        1,752,903

Issuance of common stock on acquisition of
   subsidiary                                           447,208           4          899,996                 -          900,000

Issuance of employee stock options (Note 6)                   -           -          254,100                 -          254,100

Net loss for the year ended December 31, 1999                 -           -                -        (3,050,719)      (3,050,719)
                                                   ----------------------------------------------------------------------------
Balance, December 31, 1999                           10,513,626       $ 105      $14,726,388      $(13,203,329)     $ 1,523,164
                                                   ============================================================================

  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                For the years ended December 31, 2000 and 1999


                                            Common Stock
                                        ------------------------  Additional    Paid-In   Accumulated
                                            Shares      Amount      Capital     Deficit      Total
                                        --------------------------------------------------------------
Balance forwarded,
   December 31, 1999                       10,513,626     $105  $14,726,388  $(13,203,329)  $ 1,523,164

Issuance of common stock
   on exercise of employee
   stock option                               100,000        1        9,999             -        10,000

Issuances of common stock for
   cash, net of issuance costs:
   January 2000 through
      March 2000 (Note 6)                     236,667        3      319,497             -       319,500

Issuances of common stock for
   cash, net of issuance costs:
   April 2000 through
      October 2000 (Note 6)                 2,020,000       20      476,479             -       476,499

Issuances of common stock for
   cash, net of issuance costs:
   October 2000 through
      December 2000 (Note 6)                   87,656        1       75,109             -        75,110

Issuance of stock warrants to
   consultant for services
   rendered (Note 6)                                -        -       42,359             -        42,359

Net loss for the year ended
   December 31, 2000                                -        -            -    (1,630,111)   (1,630,111)
                                        ---------------------------------------------------------------

Balance, December 31, 2000                 12,957,949     $130  $15,649,831  $(14,833,440)  $   816,521
                                        ===============================================================


  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 2000 and 1999

                                                                                           2000            1999
                                                                                       -----------      -----------
Cash flows from continuing operating activities:
     Loss from continuing operations                                                   $(1,373,116)     $(2,491,530)
     Adjustments to reconcile loss from continuing operations
       to net cash flows used in continuing operating activities:
          Depreciation                                                                     280,760           80,709
          Loss on sale of assets                                                                 -           38,966
          Issuance of common stock options and warrants for
              licensing and consulting fees and compensation                                42,359          254,100
          Changes in operating assets and liabilities:
              Decrease (increase) in:
                 Unbilled revenues                                                         (27,925)               -
                 Prepaid expenses and other current assets                                  (1,041)          10,078
              (Decrease) increase in:
                 Accounts payable and accrued expenses                                      39,431          (62,060)
                                                                                       -----------      -----------

     Net cash flows used in continuing operating activities                             (1,039,532)      (2,169,737)
                                                                                       -----------      -----------

Cash flows provided by (used in)
     discontinued operating activities                                                      95,613         (273,771)
                                                                                       -----------      -----------

Cash flows from investing activities:
     Decrease in deposits                                                                       47              890
     Proceeds from the sale of assets                                                        3,456                -
     Purchase of equipment                                                                (239,552)         (82,668)
                                                                                       -----------      -----------

     Net cash flows used in investing activities                                          (236,049)         (81,778)
                                                                                       -----------      -----------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                                        881,109        2,192,758
     Borrowings on notes payable                                                            10,000          475,000
     Payments on notes payable                                                              (7,786)        (126,124)
     Principal payments under capital lease                                                 (2,611)               -
                                                                                       -----------      -----------

     Net cash flows provided by financing activities                                       880,712        2,541,632
                                                                                       -----------      -----------

Net (decrease) increase in cash and cash equivalents                                      (299,256)          16,346

Cash and cash equivalents at beginning of year                                             422,309          405,963
                                                                                       -----------      -----------

Cash and cash equivalents at end of year                                               $   123,053      $   422,309
                                                                                       ===========      ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                For the years ended December 31, 2000 and 1999



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                             2000       1999
                                                            -------   ---------

Cash paid during the year for:

     Interest                                               $ 2,671   $  38,532
                                                            =======   =========

     Income taxes                                           $ 4,782   $   2,887
                                                            =======   =========

Supplemental disclosure of noncash investing and financing activities:

     Foreign exchange loss                                  $(1,584)  $  (5,672)
                                                            =======   =========

     Equipment acquired through capital lease               $17,677   $       -
                                                            =======   =========

     Notes payable converted into shares of common stock    $     -   $ 300,000
                                                            =======   =========


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

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


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

     Virtgame.com is an application service provider to the gaming and lottery industries, offering Internet access confined to a specific jurisdiction or restricting access to users from specific jurisdictions through its patent pending eBorder Control technology enabling its customers to comply with established rules and regulations. Virtgame.com has built scalable Internet lottery, casino and sports wagering software and applications that are customizable for private label use. The Company offers its technology to licensed gaming operators.

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

     Had the Primeline Acquisition occurred on January 1, 1999, proforma net capitalized software at December 31, 1999 would have been $771,170, a decrease of $180,000, and the proforma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(3,230,719) and $(0.34), respectively, an increase of $180,000 and no change, respectively. As Primeline was incorporated on October 6, 1999, with limited activity for the period from October 6, 1999 (inception) to December 31, 1999, amortization of the acquired assets is the only proforma adjustment.

     Principles of Consolidation

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Emerald Riviera Limited, an Irish Corporation, Virtual Gaming Technologies Argentina S.A., an Argentinean Corporation, Virtual Gaming Technologies (Antigua) Ltd., an Antiguan Corporation, and Primeline Gaming Technologies, Inc., a California Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Discontinued Foreign Operations and Concentrations

     During the year ended December 31, 2000, the Company closed its Antigua office and discontinued marketing its casino and sportsbook operation. The Company's financial statements have been restated to reflect the on-line casino and sportsbook activities as discontinued operation for all periods presented including gaming revenues of approximately $25,000 and $385,000 for the years ended December 31, 2000 and 1999, respectively.

     As of December 31, 1999, the Company maintained approximately $420,000 in total assets in Antigua, net of inter-company receivables of $840,000. Included in total assets in Antigua as of December 31, 1999,was approximately $230,000 in cash held in foreign banks. As of December 31, 1999, approximately 75% of the Company's customers were located in Asia.

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

     The fair value of the Company's capital lease obligation and notes payable approximate the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

     Cash and Cash Equivalents

     The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     The Company maintains its cash accounts at financial institutions located in California. Accounts at the financial institutions located in California are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000 and 1999, the Company's uninsured cash balances, including cash held in foreign banks and restricted cash, totaled $20,612 and $454,011, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

     Restricted Cash

     The Company was considering an arrangement to offer credit card processing services to other Internet-based businesses, and in June 1998, deposited $300,000 with a major foreign bank relative to a contemplated arrangement. The Company decided not to proceed with the above arrangement and during the year ended December 31, 1999, $150,000 of this amount was returned to the Company. The remaining $150,000 is classified as a current asset in the accompanying consolidated balance sheet as of December 31, 1999. The remaining $150,000 was returned to the Company during 2000.

     Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years, or related lease life, if shorter.

     Revenue Recognition

     The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees represent revenues related to licenses for software delivered to customers for in-house applications. Revenues from single-element software license agreements are recognized upon shipment of the software. Revenues from software arrangements involving multiple elements are allocated to the individual elements based on their relative fair values. If services are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, "Accounting for performance of construction type and certain production type contracts." Contract revenues are recognized based on labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct labor, direct material and indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Hosting fees represent revenues from post-contract customer support services where the Company's software is resident on a company server and are recognized ratably over the hosting period. Event fees are recognized as the events take place.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

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

     The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1996. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123 (see Note 6).

     Advertising Costs

     The Company charges the cost of advertising to expense as incurred. Advertising costs for the year ended December 31, 2000 and 1999, were approximately $9,300 and $161,000, respectively.

     Capitalized Software

     Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the years ended December 31, 2000 and 1999 was approximately $212,000 and $0, respectively. Research and development costs expensed for the years ended December 31, 2000 and 1999 was approximately $511,000 and $706,000, respectively.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

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

     Net Loss Per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2000 and 1999, options and warrants to purchase 3,722,300 and 3,757,300 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

     Comprehensive Income

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2000 and 1999, the Company had no items that were required to be recognized as components of comprehensive income.

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

     Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation with no effect on results of operations or accumulated deficit.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consists of the following at December 31:

                                                              2000         1999
                                                        ----------   ----------
          Computer hardware                             $  332,269   $  338,302
          Office furniture and equipment                    70,998       70,998
                                                        ----------   ----------
                                                           403,267      409,300

          Less: accumulated depreciation                   247,937      180,402
                                                        ----------   ----------

                                                        $  155,330   $  228,898
                                                        ==========   ==========

NOTE 3 - CAPITALIZED SOFTWARE
-----------------------------

     Capitalized software consists of the following at December 31:

                                                              2000         1999
                                                        ----------   ----------
          Computer software                             $1,186,378   $  955,673
          Less: accumulated amortization                   200,883        4,503
                                                        ----------   ----------

                                                        $  955,495   $  951,170
                                                        ==========   ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     Operating Leases

     The Company leases its office facilities under a non-cancelable operating lease agreement through April 2001. The lease calls for monthly payments of approximately $4,200.

     In addition, the Company leases certain office equipment under noncancellable operating lease agreements expiring at various times through December 2002. The leases call for aggregate monthly payments of approximately $2,800.

     Capital Lease

     The Company leases computer equipment under capital lease agreements, with imputed interest rates ranging from 13.97% to 27.11%, due in monthly installments of approximately $700 through April 2003. The computer equipment that collateralizes the leases had a net book value of approximately $15,000 at December 31, 2000.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

     At December 31, 2000, the annual future minimum lease payments under operating and capital leases are as follows:

                                                          Operating    Capital
                                                            Leases      Lease
                                                          ---------   ---------
          2001                                            $  42,064   $   8,372
          2002                                               12,693       8,372
          2003                                                    -       2,791
                                                          ---------   ---------

          Total minimum lease payments                    $  54,757      19,535
                                                          =========

          Less amount representing interest                              (4,469)
                                                                      ---------

          Present value of net minimum lease payments                    15,066

          Less current maturities                                        (5,423)
                                                                      ---------

          Long-term lease obligations                                 $   9,643
                                                                      =========

     Rental expense for office facilities for the years ended December 31, 2000 and 1999 totaled approximately $111,000 and $147,000, respectively.

     Employment Agreements

     During September 1999, the Company entered into a two-year employment agreement with the Chairman of the Board of Directors. The agreement provides for the grant of options to purchase: 100,000 shares of common stock at $.10 per share; 500,000 shares of common stock at an exercise price equal to the fair market value on the date of the agreement, 200,000 shares of common stock at an exercise price equal to the fair market value on the one-year anniversary date of the agreement; and 300,000 shares at an exercise price equal to the fair market value on the date of grant if, prior to termination of the agreement, the Company has secured debt or equity financing, or a combination thereof, in the aggregate amount of $10 million, after deducting for all associated costs. Compensation cost in the amount of $236,000 has been recognized on the grant of options to purchase 100,000 shares of common stock at $.10 per share (see Note 6). During March 2000, the 100,000 options were exercised by the Chairman.

     During November 1999, the Company entered into a two year and nine-month employment agreement with the Chief Executive Officer (the "CEO"). The agreement provides for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. In conjunction with this agreement, the CEO has agreed not to solicit any person employed full-time by the Company during the term of his employment and for one year after termination. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

     Note Payable to Stockholder and Affiliate

     During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 and $75,000 as of December 31, 2000 and 1999, respectively and total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 2000 and 1999 was approximately $10,000 and $17,000, respectively.

     Note Payable - Licensing Agreement

     In May 1996, the Company entered into a nonexclusive licensing agreement with CasinoWorld Holdings, Ltd. (CasinoWorld) for the use of certain computer software and hardware (the CasinoWorld Agreement). Under the terms of the CasinoWorld Agreement, the Company agreed to transfer 385,000 shares of its common stock to CasinoWorld as a licensing fee. As additional consideration, the Company agreed to pay a royalty in the amount of 33 1/3% of net gaming revenue derived through Internet operations. The 385,000 shares of common stock had been presented as additional shares of common stock issued in the consolidated financial statements for the year ended December 31, 1996. The shares were actually transferred to CasinoWorld through the Company's majority stockholder.

     Effective February 1997, the Company and CasinoWorld agreed to terminate the CasinoWorld Agreement. Under the termination agreement, CasinoWorld returned to the Company 385,000 shares of the Company's common stock in exchange for a $150,000 promissory note and all 385,000 shares were retired. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. The Company recorded a charge to operations of $133,711 to reflect the effect of the settlement during 1997. All remaining principal and accrued interest was due in September 1998. The note was not repaid upon maturity and at December 31, 2000, had a balance of $116,090.

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

NOTE 6 - SHAREHOLDERS' EQUITY
-----------------------------

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

     During the year ended December 31, 2000, the Company issued warrants to purchase 37,500 shares of its common stock as consideration for services provided in connection with execution of a software licensing agreement. All of the warrants are immediately exercisable and expire five years from the date of issuance. The warrants have been valued at $42,359 and have been recorded as an increase to additional paid-in capital and consulting fees.

     Stock Issued for Cash

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

     During the year ended December 31, 2000, the Company issued shares of common stock relative to a 236,667 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 2000 were $319,500, net of issuance costs of $35,500.

     During the year ended December 31, 2000, the Company also issued shares of common stock relative to a 1,020,000 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 2000 were $476,499, net of issuance costs of $33,501 and a finder's fee of 1,000,000 shares of the Company's common stock.

                               VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 6 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

     During the year ended December 31, 2000, the Company also issued shares of common stock relative to a 78,800 share private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Total net proceeds from the offering at December 31, 2000 were $75,110, net of issuance costs of $3,690 and a finder's fee of 8,856 shares of the Company's common stock.

     Stock Options

     In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant. During 2000, the Company amended the plan to increase the number of options to purchase 5,000,000 shares of common stock.

     The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, compensation costs of approximately $42,000 and $254,000 have been recognized for nonqualified options for the years ended December 31, 2000 and 1999, respectively. In November 1999, the Company extended the expiration date on options previously granted to the CEO to purchase 480,000 shares of common stock. The expiration date was extended by five years to December 31, 2005. No additional compensation cost has been recognized on the extension of the expiration date as there was no change in the intrinsic value of the options.

                               VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

NOTE 6 - SHAREHOLDER'S EQUITY (Continued)
-----------------------------

     Stock Options (Continued)

     Under SFAS No.123, the fair value of each option granted during the years ended December 31, 2000 and 1999 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of three to five years, with an average risk-free interest rate of 5.0% to 4.4%, price volatility of 1.0 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net (loss) and (loss) per common share would have been as follows:


                                                   December 31,    December 31,
                                                       2000            1999
                                                   ------------    ------------

     Net loss:
       As reported                                 $(1,630,111)    $(3,050,719)
       Proforma                                    $(1,953,785)    $(5,636,127)
     Basic and diluted net loss per share:
       As reported                                 $     (0.14)    $     (0.34)
       Proforma                                    $     (0.16)    $     (0.63)

     A summary of the activity of the stock options for the years ended December 31, 2000 and 1999 is as follows:


                                         Year ended             Year ended
                                      December 31, 2000     December 31, 1999
                                      ---------------------------------------
                                                Weighted             Weighted
                                                 Average              Average
                                                Exercise             Exercise
                                      Shares     Price       Shares    Price
                                   ------------------------------------------
     Outstanding at beginning of
        period                       3,022,000   $ 1.88       932,000   $1.45
     Granted                           779,500     0.50     2,091,500    2.06
     Canceled                         (465,000)    3.14             -       -
     Exercised                        (100,000)    0.10        (1,500)   2.87
     Expired                          (825,500)    2.52             -       -
                                   ------------------------------------------

                               VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


     Outstanding at end of period                        2,411,000     $ 1.32     3,022,000       $1.88
                                                       ===========     ======   ===========       =====

     Exercisable at end of period                        2,369,000     $ 1.24     2,495,000       $1.82
                                                       ===========     ======   ===========       =====

     Weighted-average fair value of options
       granted during the period                                       $ 0.42                     $1.54
                                                                       ======                     =====

     Weighted-average remaining contractual
     life of options outstanding at end of period                      2.7 years                  3.9 years
                                                                       =========                  =========

                               VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 7 - INCOME TAXES
---------------------

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                                         2000            1999
                                                                     -----------      -----------
     Deferred tax assets:
       Net operating loss carryforwards                              $ 3,477,000      $ 2,819,000
       Compensation element of stock options issued                      917,000          948,000
       Startup costs capitalized for income tax purposes                 197,000          312,000
       Other                                                               7,000           83,000
                                                                     -----------      -----------

          Gross deferred tax assets                                    4,598,000        4,162,000

     Less valuation allowance                                         (4,580,000)      (4,105,000)
                                                                     -----------      -----------

                                                                          18,000           57,000

     Deferred tax liabilities, equipment                                 (18,000)         (57,000)
                                                                     -----------      -----------

                                                                     $         -                -
                                                                     ===========      ===========

     Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $475,000 from 1999.

     As of December 31, 2000, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $8,533,000 expire as follows: $194,000 in 2011, $322,000 in 2012, $3,609,000 in 2018, $2,953,000 in 2019, and
     $1,455,000 in 2020. State net operating loss carryforwards totaling approximately $8,529,000 expire as follows: $4,123,000 in 2003, $2,952,000 in 2004, and $1,454,000 in 2005. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

                               VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 7 - INCOME TAXES (Continued)
---------------------

     A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                      2000            1999
                                                   ---------      ----------

     Income tax benefit at statutory rate          $ 569,000      $1,068,000
     Change in valuation allowance                  (475,000)       (882,000)
     Nondeductible expenses                          (92,000)       (214,000)
     State income taxes, net                          95,000         175,113
     Other                                          (101,782)       (150,000)
                                                   ---------      ----------

                                                   $  (4,782)     $   (2,887)
                                                   =========      ==========


NOTE 8 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
---------------------------------------------------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses since its inception of approximately $14,833,000, inclusive of noncash charges for capital stock, options and warrant issuance-related activity of approximately $4,298,000. The cumulative losses have reduced net shareholders' equity to approximately $817,000 as of December 31, 2000. At present, the Company's working capital may not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1, the Company acquired 100% of the outstanding capital stock of Primeline. Primeline has developed software that provides an online closed-loop sportsbook system. The software has gained regulatory approval from the Nevada Gaming Commission and has been installed at a land-based gaming corporation in Nevada.

     Based on current contract negotiations, management believes the Company will generate sufficient revenues and cash flows from software licensing agreements to meet its current obligations during the year ending December 31, 2001. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until sufficient software licensing revenues and cash flows can be achieved by the Company.