Form 10QSB
period 2001-03-31
VIRTGAME COM CORP
filed 2001-05-14
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                          Commission File No. 0-29800

                              Virtgame.com Corp.
                              ------------------
                (Name of Small Business Issuer in its charter)



                  Delaware                                       33-0716247
-------------------------------------------     ------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer Identification No.)
      incorporation or organization)

          5230 Carroll Canyon Drive
                 Suite 318
          San Diego, California                                   92121
-------------------------------------------     ------------------------------------------
  (Address of principal executive offices)                      (Zip Code)



        Registrant's telephone number, including area code  858-373-5001
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

                             YES  [X]    NO  [_]

The number of shares of common stock, $.00001 par value outstanding as of March 31, 2001 was 13,315,241.

                               VIRTGAME.COM CORP.

                       Table of contents for Form 10-QSB

                          Quarter Ended March 31, 2001



                                                                                                                 Page
                                                                                                                Number
PART 1 - FINANCIAL INFORMATION
    ITEM 1.  Financial Statements
       .  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                       3

       .  Consolidated Statements of Operations (unaudited) for three months ended March 31, 2001 and              5
          2000

       .  Consolidated Statements of Cash Flows (unaudited) for three months ended March 31, 2001 and              6
          2000

       .  Notes to Consolidated Financial Statements (unaudited)                                                   7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations                                           10

PART 2 - OTHER INFORMATION                                                                                        12

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000


                                     ASSETS
                                     ------



                                                     March 31,      December 31,
                                                       2001            2000
                                                    (Unaudited)
                                                    -----------     ------------
Current Assets:
  Cash and cash equivalents                         $   22,999      $  123,053
  Unbilled revenue                                      63,291          27,925
  Prepaid expenses and other assets                     58,297          20,964
  Net assets of discontinued operations                      -          11,010
                                                   -----------     -----------

Total current assets                                   144,587         182,952
                                                   -----------     -----------

Noncurrent assets:
  Deposits                                               8,466           8,466
  Property and Equipment, net                          134,846         155,330
  Capitalized Software, net                          1,143,720         985,495
                                                   -----------     -----------


Total noncurrent assets                              1,287,032       1,149,291
                                                   -----------     -----------

Total assets                                        $1,431,619      $1,332,243
                                                   ===========     ===========

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2001 and December 31, 2000


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  March 31,      December 31,
                                                                    2001            2000
                                                                (Unaudited)
                                                                -----------      ------------
Current Liabilities:
 Accounts payable                                              $    175,935      $    198,726
 Accrued expenses                                                    92,755           100,840
 Current portion of capital lease obligation                          5,844             5,423
 Notes payable                                                      201,090           201,090
                                                               ------------      ------------

     Total current liabilities                                      475,624           506,079

 Long-term portion of capital lease obligation                        7,707             9,643
                                                               ------------      ------------

 Total liabilities                                                  483,331           515,722
                                                               ------------      ------------


Shareholders' Equity
 Preferred stock, $.0001 par value, 10,000,000 shares
  authorized, none issued or outstanding                                  -                 -
 Common stock, $.00001 par value; 30,000,000 shares
  authorized; 13,315,241 and 12,832,092 shares issued
  and outstanding in 2001 and 2000, respectively;
  209,865 and 125,857 issuable in 2001 and 2000,
  respectively                                                          133               130
 Additional paid-in capital                                      15,760,342        15,649,831
 Accumulated Deficit                                            (14,812,187)      (14,833,440)
                                                               ------------      ------------

    Total shareholders' equity                                      948,288           816,521
                                                               ------------      ------------

    Total liabilities and shareholders' equity                 $  1,431,619      $  1,332,243
                                                               ============      ============

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000



                                                                            2001                    2000
                                                                         (Unaudited)             (Unaudited)
                                                                         -----------             -----------
Revenues:                                                                 $  250,799             $        -
Operating Expenses:                                                          220,363                594,230
                                                                          ----------             ----------
  Income (Loss) from continuing operations before
    financial  expense                                                        30,436               (594,230)
Financial income (expense):
  Interest income                                                                255                  1,322
  Interest expense                                                            (8,415)                (5,869)
                                                                          ----------             ----------
  Total financial expense                                                     (8,160)                (4,547)
                                                                          ----------             ----------
  Income (Loss) from continuing operations
    before income taxes                                                       22,276               (598,777)

Income tax expense                                                             1,023                  3,003
                                                                          ----------             ----------

  Income (Loss) from continuing operations                                    21,253               (601,780)

Discontinued Operations
  Loss from discontinued operations (net
    of tax provision of $0)                                                        -               (131,885)
                                                                          ----------             ----------

  Net Income (Loss)                                                       $   21,253             $ (733,665)
                                                                          ==========             ==========

Basic and diluted net income (loss) per share:                            $     0.00             $    (0.07)
                                                                          ==========             ==========
Shares used to compute basic and diluted net income loss per
 share                                                                    12,855,945             10,590,751
                                                                          ==========             ==========

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000

                                                                                        2001            2000
                                                                                     (Unaudited)     (Unaudited)
                                                                                     -----------     -----------
Cash flows from operating activities:
  Net income (loss) from continuing operations                                       $    21,253       $(601,778)
    Adjustments to reconcile net income (loss) from continuing operation to net cash flows used in continuing operating activities:
        Depreciation                                                                      80,234          66,827
    Changes in operating assets and liabilities:
        Decrease (increase) in:
          Unbilled revenue                                                               (35,366)              -
          Prepaid expenses and other current assets                                      (37,333)          1,803
        (Decrease) increase in:
          Accounts payable and accrued expenses                                          (30,876)         (4,801)
                                                                                     -----------       ---------
  Net cash flows used in continuing operating activities                                  (2,088)       (537,949)
                                                                                     -----------       ---------
Cash flows provided by (used in) discontinued operating activities                        11,010         (80,296)

Cash flows from investing activities:
  Increase in deposits                                                                         -            (599)
  Capitalized software                                                                  (217,975)              -
  Purchase of equipment                                                                        -         (54,039)
  Net cash flows used in investing activities                                           (217,975)        (54,638)
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                             110,514         345,498
  Increase in notes payable                                                                    -          (7,786)
  Principal payments under capital lease                                                  (1,515)              -
                                                                                     -----------     -----------
  Net cash flows provided by financing activities                                        108,999         337,712
                                                                                     -----------     -----------
Net (decrease) in cash and cash equivalents                                             (100,054)       (335,171)
Cash and cash equivalents at beginning of period                                         123,053         422,309
                                                                                     -----------       ---------
Cash and cash equivalents at end of period                                           $    22,999       $  87,138
                                                                                     ===========       =========
  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
  Interest                                                                           $     8,415       $   5,869
                                                                                     ===========       =========
  Income Taxes                                                                       $     1,023       $   3,003
                                                                                     ===========       =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Virtgame.com Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United states of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2000. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

During last year Virtgame.com corp. (formerly Virtual Gaming Technologies, Inc.) closed its Antigua office and discontinued marketing its casino and sportsbook operations in order to reduce overhead, focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP") for the gaming and lottery industries. As a result of the Company closing its offshore office and discontinuing its casino and sportsbook, all the operations, assets and liabilities of the casino and sportsbook business have been reflected in the accompanying consolidated financial statements and discussions and analysis as discontinued operations. Revenues in the first quarter of year 2001 are derived from software development contracts.

The Company has also been focusing on developing proprietary "e-BorderControl" technology for its Internet gaming software applications, such as Internet lottery, casino and sportsbook markets. Virtgame.com has developed e-BorderControl technology that either keeps certain jurisdictions out of its system and or limits access to only a certain jurisdiction. The technology uses a variety of techniques, one being a proprietary database to limit Internet users of certain jurisdictions from doing e-commerce with specified Web sites, another technique to restrict access to a specified jurisdiction, such as a single state; uses a telephone caller origination identifier system together with Virtgame's plug-in proprietary Biometric Active User Verification System.

During the fourth quarter of year 2000, Nevada Gaming Control Board approved the Company's Primeline System installed at Coast Resort in Las Vegas, Nevada. The system is strictly accessible by Nevada residents who become members to wager on Coast Resort's sportsbook. Coast Resorts has four casinos in Las Vegas, Nevada, the Sun Coast casino, the Gold Coast casino, the Barbary Coast casino and the Orleans. At the time of sign up, Nevada residents are provided with a user ID, a password and software to enable them place wagers remotely on Coast Resort's sportsbook using their personal computers. During the first quarter of year 2001 an Internet Gaming Bill was introduced in Nevada and at the time of this report the Bill had already passed the Nevada House by 37 to 2 majority and is now scheduled to be heard in Nevada Senate Judiciary Committee on Tuesday, May 15, 2001.

Private Placement
-----------------

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

In March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 5 Units have been sold for the gross proceeds of $187,500. Holders of all these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share. Proceeds of the sale of the shares were applied towards the Company's software development and working capital.

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

Revenue recognition
-------------------

During the quarter ending March 31, 2001 the Company continued generating revenue as an Internet software provider or Application Software Provider (ASP). The Company has derived all of its revenues from providing Internet Application Software services. For the prior year quarter, all the Company's revenues were derived from operating an Internet casino and sportsbook for non-U.S. residents, which was discontinued in the second quarter of year 2000. These revenues are reflected in the consolidated statements of operations as discontinued operations.

Software license fee revenue and related accounting pronouncements
------------------------------------------------------------------

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

Capitalized Software
---------------------

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the quarter period ended March 31, 2001 and 2000 was approximately $218,000 and $0, respectively. Research and development costs expensed for the quarter period ended March 31, 2001 and 2000 was approximately $0 and $467,000, respectively

Income (Loss) per common share
------------------------------

Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding and issuable under anti-dilution provisions during each period presented. Diluted per-share amounts assume the conversion of potential common stock, such as options and warrants. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

During the quarter ending March 31, 2001 the Company continued to focus on the Internet gaming software application business and executed its business plan as an Application Service Provider ("ASP") by providing several Internet based application services for its customers.

The Company has financed its activities to date through the sale of its
securities.   In March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 5 Units have been sold for the gross proceeds of $187,500. Holders of all these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share. Proceeds of the sale of the shares were applied towards the Company's software development and working capital.

As of March 31, 2001, the Company had a negative working capital of $331,037 and stockholders' equity of $948,288. The Company's plan of operations for the next 12 months is to provide software application services, sell and lease its software products to distributors of restricted on line content including Casinos, State and National Lotteries and any other application that requires controlling and assuring the geographical access point of users.

Comparison of operations to prior year quarter
----------------------------------------------

The company continued generating software application service revenues during the quarter ending March 31, 2001. Revenues from continuing operations were $250,799 for the three months ending March 31, 2001 and $0 for the prior year quarter ending March 31, 2000. All revenues earned in the prior year were from operating Internet casino and sportsbook operations and reflected as discontinued operations in the Statement of Operations for the three months ending March 31, 2000.

Operating expenses from continuing operations decreased by 63% to $220,363 for the three months ended March 31, 2001 compared to $594,230 of operating expenses for continued operations during the prior year quarter. The decrease in operating expenses was primarily due to $217,975 of software capitalized during the quarter and reduced number of employees. The software capitalized during the quarter were evaluate based on achieving technical feasibility and market acceptance, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Interest expense increased to $8,415 for the three months ended March 31, 2001 from $5,869 for the prior three months ended March 31, 2000. The increase was due to higher notes payable.

Net income from continuing operations for the three months ended March 31, 2001 was $21,253 compared to net loss from continuing operations of $601,780 for the three months ending March 31, 2001. Net income for the three months ended March 31, 2001 was $21,253 compared to net loss of $733,665 for the three months ending March 31, 2001.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001 the Company had $22,999 in cash and cash equivalents compared to $123,053, including cash and cash equivalent of $7,510 included in net assets of discontinued operations, at December 31, 2000. Working capital at March 31, 2001 decreased by $7,910 to negative working capital of $331,037 from $323,127 on December 31, 2000. The decrease was due to lower financing activities during the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. Thereby, in October 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.00 per share, pursuant to Rule 506 under the 1933 Act and in March 2001, the Company started a private placement of 8

Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company.

There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements
--------------------------

This Quarterly Report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's 2000 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this registration statement; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal year 2000; the risks and uncertainties of regulation of Internet gaming by the international community; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should on or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

              Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

              In March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 5 Units have been sold for the gross proceeds of $187,500. Holders of all these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share.

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

                 None

         (b)          Reports on Form 8-K
         ---          -------------------

                 Inapplicable.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtgame.com Corp.
(Registrant)

Date:     May 10, 2001                     /s/  BRUCE MERATI
                                           -----------------------
                                           Bruce Merati
                                           Chief Financial Officer