Form 10QSB
period 2001-06-30
VIRTGAME COM CORP
filed 2001-08-14
CIK 1040022

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File No. 0-29800

                              Virtgame.com Corp.
                ------------------------------------------------
                 (Name of Small Business Issuer in its charter)



           Delaware                                      33-0716247
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        5230 Carroll Canyon Drive
                 Suite 318
          San Diego, California                                     92121
----------------------------------------                 -----------------------
(Address of principal executive offices)                         (Zip Code)



        Registrant's telephone number, including area code  858-373-5001

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

                             YES  [X]    NO  [   ]

The number of shares of common stock, $.00001 par value outstanding as of June 30, 2001 was 14,394,893.

                              VIRTGAME.COM CORP.

                       Table of contents for Form 10-QSB

                          Quarter Ended June 30, 2001



                                                                          Page
                                                                         Number
PART 1 - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

        .  Consolidated Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000                                3

        .  Consolidated Statements of Operations
           (unaudited) for six months and
           three months ended June 30, 2001 and 2000                        5

        .  Consolidated Statements of Cash Flows
           (unaudited) for six months ended
           June 30, 2001 and 2000                                           6

        .  Notes to Consolidated Financial Statements (unaudited)           7

     ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations                                           10

PART 2 - OTHER INFORMATION                                                 12

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000


                                    ASSETS
                                    ------

                                                 June 30,                December 31,
                                                   2001                     2000
                                               (Unaudited)
                                               ------------             -------------
Current Assets:
     Cash and cash equivalents                 $      6,205             $     123,053

     Accounts receivable                            105,700
     Unbilled revenue                                55,850                    27,925
     Prepaid expenses and other assets               16,037                    20,964
     Net assets of discontinued operations                -                    11,010
                                               ------------             -------------

Total current assets                                183,792                   182,952
                                               ------------             -------------

Noncurrent assets:
     Deposits                                         4,284                     8,466
     Property and Equipment, net                    113,308                   155,330
     Capitalized Software, net                    1,073,341                   985,495
                                               ------------             -------------

Total noncurrent assets                           1,190,933                 1,149,291
                                               ------------             -------------

Total assets                                   $  1,374,725             $   1,332,243
                                               ============             =============

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                   (Unaudited)
                                                                  --------------      ----------------
Current Liabilities:
  Accounts payable                                                $      136,308      $        198,726
  Accrued expenses                                                        90,963               100,840
  Current portion of capital lease obligation                              6,090                 5,423
  Notes payable                                                          238,590               201,090
                                                                  --------------      ----------------


Total current liabilities                                                471,951               506,079

Long Term Liabilities                                                      6,513                 9,643

Total liabilities                                                        478,464               515,722
                                                                  --------------      ----------------

Shareholders' Equity
  Preferred stock, $.0001 par value, 10,000,000 shares
   authorized, none issued or outstanding                                      -                     -
  Common stock, $.00001 par value; 30,000,000 shares
   authorized; 14,394,893 and 12,832,092 shares issued
   and outstanding in 2001 and 2000, respectively;
   569,652 and 125,857 issuable in 2001 and 2000,
   respectively                                                              144                   130
  Additional paid-in capital                                          16,009,781            15,649,831
  Accumulated Deficit                                                (15,113,664)          (14,833,440)
                                                                  --------------      ----------------

Total shareholders' equity                                               896,261               816,521
                                                                  --------------      ----------------

Total liabilities and shareholders' equity                        $    1,374,725      $      1,332,243
                                                                  ==============      ================

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six and Three Months Ended June 30, 2001 and 2000

                                                Six Months Ended June, 30            Three Months Ended June, 30
                                                 2001              2000                2001                2000

                                              (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)
                                             -------------     -------------        ------------        ------------

Revenues:                                    $    370,285      $     29,000         $   119,486         $    29,000
Operating Expenses:
  Salaries and payroll expenses                   450,765           536,474             217,802             235,666

  Other operating expenses                        174,469           523,309             187,069             223,366
                                             ------------      ------------         -----------         -----------
  Total expenses from continuing
   operations before income taxes                 625,234         1,059,783             404,871             459,032
                                             ------------      ------------         -----------         -----------
     Loss from continuing operations
      before financial expense                   (254,949)       (1,030,783)           (285,385)           (430,032)

Financial income (expense):
  Interest income                                     329             1,408                  74                  84
  Interest expense                                (21,495)          (12,435)            (13,080)             (6,566)
                                             ------------      ------------         -----------         -----------
  Total financial expense                         (21,166)          (11,027)            (13,006)             (6,482)
                                             ------------      ------------         -----------         -----------
     Loss from continuing operations
      before income taxes                        (276,115)       (1,041,810)           (298,391)           (436,514)
Income tax expense                                  4,109             4,244               3,086               1,241
                                             ------------      ------------         -----------         -----------

     Loss from continuing operations             (280,224)       (1,046,054)           (301,477)           (437,755)

Discontinued Operations
  Loss from discontinued operations
   (net of tax provision of $0)                         -          (257,324)                  -            (131,959)
                                             ------------      ------------         -----------         -----------

  Net Loss                                   $   (280,224)     $ (1,303,378)        $  (301,477)        $  (569,714)
                                             ============      ============         ===========         ===========

Basic and diluted net loss per share:        $      (0.02)     $      (0.12)        $     (0.02)        $     (0.05)
                                             ============      ============         ===========         ===========
Shares used to compute basic and diluted
 net loss per share                            13,374,903        11,024,676          13,734,850          11,459,480
                                             ============      ============         ===========         ===========

                              VIRTGAME.COM CORP.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2001 and 2000

                                                                                Six Months Ended June 30,
                                                                               2001                     2000
                                                                            (Unaudited)              (Unaudited)
                                                                          ---------------          ---------------
Cash flows from operating activities:
     Net loss from continuing operations                                  $     (280,224)          $   (1,046,054)
          Adjusting to reconcile net loss to net
           cash flows used in continuing operating activities:
               Depreciation                                                      169,842                  134,570
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                  Unbilled revenue                                               (27,925)                      --
                  Prepaid expenses and other current assets                     (100,773)                   2,932
               (Decrease) increase in:
                  Accounts payable and accrued expenses                          (72,295)                  49,541
                                                                          --------------           --------------
     Net cash flows used in continuing operating activities                     (311,375)                (859,011)
                                                                          --------------           --------------
Cash flows provided by (used in)
 discontinued operating activities                                                11,011                  (41,483)
Cash flows from investing activities:
     Increase (decrease) in deposits                                               4,182                   (1,214)
     Investment in capitalized software                                         (215,667)                      --
     Purchase of equipment                                                            --                 (149,674)
                                                                          --------------           --------------
     Net cash flows used in investing activities                                (211,485)                (150,888)
                                                                          --------------           --------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                                  359,964                  656,499
     Increase in notes payable                                                    37,500                    2,214
     Principal payments under capital lease                                       (2,463)                  16,992
                                                                          --------------           --------------
     Net cash flows provided by financing activities                             395,001                  675,705
                                                                          --------------           --------------
Net increase (decrease) in cash and cash equivalents                            (116,848)                (375,677)
Cash and cash equivalents at beginning of period                                 123,053                  422,309
                                                                          --------------           --------------
Cash and cash equivalents at end of period                                $        6,205           $       46,632
                                                                          ==============           ==============
     Supplemental Disclosures of Cash Flow Information

     Cash paid during the period for:
     Interest                                                             $        3,471           $       12,435
                                                                          ==============           ==============
     Income Taxes                                                         $        4,109           $        4,244
                                                                          ==============           ==============

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

During the fourth quarter of year 2000, Nevada Gaming Control Board approved the Company's Primeline System installed at Coast Resort in Las Vegas, Nevada. The system is strictly accessible by Nevada residents who become members to wager on Coast Resort's sportsbook. Coast Resorts has four casinos in Las Vegas, Nevada, the Sun Coast casino, the Gold Coast casino, the Barbary Coast casino and the Orleans. At the time of sign up, Nevada residents are provided with a user ID, a password and software to enable them place wagers remotely on Coast Resort's sportsbook using their personal computers. During the second quarter of year 2001 Nevada passed an Interactive Gaming Bill. With the passage of this law, the Company's near term focus is to provide the land based casinos in Nevada with software solutions to provide e-gaming systems that are secure, reliable and provide reasonable assurance that players are of lawful age on communication from a jurisdiction where it is lawful to place such a bet.

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

In October 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.00 per share, pursuant to rule 506 under the 1933 Act. To date, 78,800 shares of Common Stock have been sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital.

In March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 8 Units have been sold for the gross proceeds of $300,000. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share. Proceeds of the sale of the shares were applied towards the Company's software development and working capital.


Use of estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
-------------------

During the quarter ending June 30, 2001 the Company continued generating revenue as an Internet software provider or Application Software Provider (ASP). The Company has derived all of its revenues from providing Internet Application Software services. For the prior year quarter, most of the Company's revenues were derived from operating an Internet casino and sportsbook for non-U.S. residents, which was discontinued in the second quarter of year 2000. These revenues are reflected in the consolidated statements of operations as discontinued operations.

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

Capitalized Software
---------------------

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the quarter period ended June 30, 2001 and 2000 was approximately $81,000 and $67,000 respectively. Research and development costs expensed for the quarter period ended June 30, 2001 and 2000 was approximately $112,000 and $122,000, respectively

Income (Loss) per common share
------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

During the quarter ending June 30, 2001 the Company continued to focus on the Internet gaming software application business and executed its business plan as an Application Service Provider ("ASP") by providing several Internet based application services for its customers.

The Company's plan of operations is to provide software application services, sell and lease its software products to distributors of restricted on line content including Casinos, State and National Lotteries and any other application that requires controlling and assuring the geographical access point of users. The Company also intends to be the leading brand back-end Internet software provider to the licensed and land based gaming industry.

Comparison of operations to prior year quarter
----------------------------------------------

The company continued generating software application service revenues during the quarter ending June 30, 2001. Revenues from continuing operations were $119,486 for the three months ending June 30, 2001 and $29,000 for the prior year quarter ending June 30, 2000. Revenues from continuing operations were $370,285 for the six months ending June 30, 2001 and $29,000 for the prior year six months ending June 30, 2000. All revenues, except $29,000, earned in the prior year were from operating Internet casino and sportsbook operations and reflected as discontinued operations in the Statement of Operations for the three months ending June 30, 2000.

Operating expenses from continuing operations decreased by 12% to $404,871 for the three months ended June 30, 2001 compared to $459,032 of operating expenses for continued operations during the prior year quarter. The decrease in operating expenses was primarily due to reduced number of employees as the result of the Company's primary focus on its back-end Internet gaming software. Interest expense increased to $13,080 for the three months ended June 30, 2001 from $6,566 for the prior three months ended June 30, 2000. The increase was due to higher notes payable.

Operating expenses from continuing operations decreased by 41% to $625,234 for the six months ended June 30, 2001 compared to $1,059,783 of operating expenses for continued operations during the prior year period. The decrease in operating expenses was primarily due to reduced number of employees and $218,000 of capitalized software during the first quarter of year 2001. Interest expense increased to $21,495 for the six months ended June 30, 2001 from $12,435 for the prior six months ended June 30, 2000. The increase was due to higher notes payable.

Net loss from continuing operations for the three months ended June 30, 2001 was $301,477 compared to net loss from continuing operations of $437,775 for the three months ending June 30, 2001. Net loss for the three months ended June 30, 2001 was $301,477 compared to net loss of $569,714 for the three months ending June 30, 2001.

Net loss from continuing operations for the six months ended June 30, 2001 was $280,224 compared to net loss from continuing operations of $1,046,054 for the six months ending June 30, 2001. Net loss for the six months ended June 30, 2001 was $280,224 compared to net loss of $1,303,378 for the six months ending June 30, 2001.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001 the Company had $6,205 in cash and cash equivalents compared to $123,053, including cash and cash equivalent of $7,510 included in net assets of discontinued operations, at December 31, 2000. Working capital deficit at June 30, 2001 improved by $34,968 to negative working capital of $288,159 from $323,127 on December 31, 2000. The decrease was due to proceeds of sale of shares of common stock during the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. Thereby, in October 2000, the Company started a private placement of 1,000,000 shares of Common Stock, at a price of $1.00 per share, pursuant to Rule 506 under the 1933 Act and in March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. As of June 30, 2001, the Company had stockholders' equity of $896,261 compared to $816,521 at December 31, 2000.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

               Inapplicable.

Item 2.   Changes in Securities.
          ---------------------

               In March 2001, the Company started a private placement of 8 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 8 Units have been sold for the gross proceeds of $300,000. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share.

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

Virtgame.com Corp.
(Registrant)

Date:  August 10, 2001                 /s/  BRUCE MERATI
                                      --------------------------
                                      Bruce Merati
                                      Chief Financial Officer