Form 10QSB
period 2001-09-30
VIRTGAME COM CORP
filed 2001-11-14
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                           Commission File No. 0-29800

                               Virtgame.com Corp.
                               ------------------
                 (Name of Small Business Issuer in its charter)



                Delaware                                33-0716247
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



        5230 Carroll Canyon Drive
                Suite 318
          San Diego, California                            92121
----------------------------------------  --------------------------------------
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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of September 30, 2001 was 17,692,928.

                               VIRTGAME.COM CORP.

                        Table of contents for Form 10-QSB

                        Quarter Ended September 30, 2001


                                                                                               Page
                                                                                              Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

               . Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                 and December 31, 2000 ......................................................    3

               . Consolidated Statements of Operations (unaudited) for nine months and three
                 months ended September 30, 2001 and 2000 ...................................    5

               . Consolidated Statements of Cash Flows (unaudited) for nine months ended
                 September 30, 2001 and 2000 ................................................    6

               . Notes to Consolidated Financial Statements (unaudited) .....................    7


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations .................   10

PART 2 - OTHER INFORMATION ..................................................................   12

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                     ASSETS


                                               September 30,
                                                   2001         December 31,
                                                (Unaudited)         2000
                                               -------------    ------------
Current Assets:
   Cash and cash equivalents                      $    4,782      $  123,053
   Accounts receivable, net                          174,650
   Unbilled revenue                                   54,900          27,925
   Prepaid expenses and other assets                 103,752          20,964
   Net assets of discontinued operations                              11,010
                                                  ----------      ----------
Total current assets                                 338,084         182,952
                                                  ----------      ----------

Noncurrent assets:
   Deposits                                            8,762           8,466
   Property and equipment, net                        93,565         155,330
   Capitalized software, net                       1,002,963         985,495
                                                  ----------      ----------
Total noncurrent assets                            1,105,290       1,149,291
                                                  ----------      ----------
Total assets                                      $1,443,374      $1,332,243
                                                  ==========      ==========

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      September 30,
                                                                          2001            December 31,
                                                                      (Unaudited)            2000
                                                                     --------------     ---------------
 Current Liabilities:
    Accounts payable                                                 $      178,430     $      198,726
    Accrued expenses                                                        221,911            100,840
    Current portion of capital lease obligation                               6,569              5,423
    Notes payable                                                           238,590            201,090
                                                                     --------------     --------------
 Total current liabilities                                                  645,500            506,079

 Long Term Liabilities                                                        4,322              9,643
                                                                     --------------     --------------
 Total liabilities                                                          649,822            515,722
                                                                     --------------     --------------

 Shareholders' Equity

    Preferred stock, $.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                                     -                -
    Common stock, $.00001 par value; 30,000,000 shares
       authorized; 17,692,928 and 12,832,092 shares issued
       and outstanding 2001 and 2000, respectively; 1,527,552
       and 125,857 issuable in 2001 and 2000, respectively                      177                130
    Additional paid-in capital                                           17,323,132         15,649,831
    Accumulated deficit                                                 (16,529,757)       (14,833,440)
                                                                     --------------     --------------

    Total shareholders' equity                                              793,552            816,521
                                                                     --------------     --------------

    Total liabilities and shareholders' equity                       $    1,443,374     $    1,332,243
                                                                     --------------     --------------

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Nine and Three Months Ended September 30, 2001 and 2000

                                                                   Nine Months Ended Sept. 30        Three Months Ended Sept. 30
                                                                   2001             2000               2001             2000
                                                                (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                                              ---------------   --------------    ---------------  ----------------
Revenues:                                                     $       513,635   $      160,538    $       143,350  $       131,538
Operating Expenses:
   Salaries and payroll expenses                                      872,914          755,595            422,149          219,121
   Other operating expenses                                         1,302,422          758,890          1,127,953          233,806
                                                              ---------------   --------------    ---------------  ---------------
   Total expenses from continuing
        operations before income taxes                              2,175,336        1,514,485          1,550,102          452,927
                                                              ---------------   --------------    ---------------  ---------------
        Loss from continuing operations before
            financial expense                                      (1,661,701)      (1,353,947)        (1,406,752)        (321,389)

Financial income (expense):
   Interest income                                                        339            1,595                 10              187
   Interest expense                                                   (30,639)         (19,248)            (9,144)          (6,813)
   Other income                                                             -            4,183                  -            1,405
                                                              ---------------   --------------    ---------------  ---------------
   Total financial expense                                            (30,300)         (13,470)            (9,134)          (5,221)
                                                              ---------------   --------------    ---------------  ---------------
        Loss from continuing operations
            before income taxes                                    (1,692,001)      (1,367,417)        (1,415,886)        (326,610)
Income tax expense                                                     (4,316)          (4,779)              (207)            (535)
                                                              ---------------   --------------    ---------------  ---------------
        Loss from continuing operations                            (1,696,317)      (1,372,196)        (1,416,093)        (327,145)
Discontinued Operations
   Loss from discontinued operations (net
       of tax provision of $0)                                              -         (264,230)                 -           (5,903)
   Net Loss                                                   $    (1,696,317)  $   (1,636,426)   $    (1,416,093) $      (333,048)
                                                              ===============   ==============    ===============  ===============
Basic and diluted net loss per share                          $         (0.13)  $        (0.14)   $         (0.10) $         (0.03)
                                                              ===============   ==============    ===============  ===============
Shares used to compute basic and diluted net loss per share        13,374,903       11,490,683         13,734,850       12,537,467
                                                              ===============   ==============    ===============  ===============

                               VIRTGAME.COM CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                     2001          2000
                                                                                 (Unaudited)    (Unaudited)
                                                                                 ------------   -----------
Cash flows from operating activities:

        Net loss from continuing operations                                      $(1,696,317)   $(1,372,196)
           Adjustments to reconcile net loss to net
              cash flows used in continuing operating activities:
                  Depreciation and Amortization                                       91,026        202,984
                  Issuance of stock and options to consultants                       669,684           --
                  Issuance of stock options to employees                             213,700           --
                  Bad debts                                                           94,750           --

              Changes in operating assets and liabilities:
                  Decrease (increase) in:
                      Unbilled revenue                                               (26,975)          --
                      Accounts receivable, prepaid expenses and other
                      current assets                                                (352,188)        12,190
                  (Decrease) increase in:
                      Accounts payable and accrued expenses                          100,775         56,559
                                                                                 -----------    -----------
        Net cash flows used in continuing operating activities                      (905,547)    (1,100,463)
                                                                                 -----------    -----------
Cash flows provided by (used in)
         discontinued operating activities                                            11,011        (26,435)
Cash flows from investing activities:
        (Decrease) / Increase in deposits                                               (296)         2,586
        Investment in capitalized software                                           (46,728)          --
        Purchase of equipment                                                           --         (149,310)
                                                                                 -----------    -----------
        Net cash flows used in investing activities                                  (47,024)      (146,724)
                                                                                 -----------    -----------
Cash flows from financing activities:

        Net proceeds from issuance of common stock                                   434,964        839,998
        Proceeds from exercise of options                                            355,000           --
        Increase in notes payable                                                     37,500          2,214
        Principal (payments) borrowings under capital lease                           (4,175)        16,179
                                                                                 -----------    -----------
        Net cash flows provided by financing activities                              823,289        858,391
                                                                                 -----------    -----------
Net (decrease) in cash and cash equivalents                                         (118,271)      (415,231)
Cash and cash equivalents at beginning of period                                     123,053        422,309
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $     4,782    $     7,078
                                                                                 ===========    ===========
        Supplemental Disclosures of Cash Flow Information
        Cash paid during the period for:

        Interest                                                                 $    30,639    $    19,248
                                                                                 ===========    ===========

        Income Taxes                                                             $     4,316    $     4,779
                                                                                 ===========    ===========

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

General
-------

During last year Virtgame.com corp. (formerly Virtual Gaming Technologies, Inc.) closed its Antigua office and discontinued marketing its casino and sportsbook operations in order to reduce overhead, focus on the Internet gaming software application business and execute its business plan as an Application Service Provider ("ASP") for the gaming and lottery industries. As a result of the Company closing its offshore office and discontinuing its casino and sportsbook, all the operations, assets and liabilities of the casino and sportsbook business have been reflected in the accompanying consolidated financial statements and discussions and analysis as discontinued operations. The Company has derived all of it continued operations revenues from software licenses or development contracts.

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

During the fourth quarter of year 2000, Nevada Gaming Control Board approved the Company's Primeline System installed at Coast Resort in Las Vegas, Nevada. The system is strictly accessible by Nevada residents who become members to wager on Coast Resort's sportsbook. Coast Resorts has four casinos in Las Vegas, Nevada, the Sun Coast casino, the Gold Coast casino, the Barbary Coast casino and the Orleans. At the time of sign up, Nevada residents are provided with a user ID, a password and software to enable them place wagers remotely on Coast Resort's sportsbook using their personal computers. During the second quarter of year 2001 Nevada passed an Interactive Gaming Bill. With the passage of this law, the Company's near term focus is to provide the land based casinos in Nevada with software solutions to provide e-gaming systems that are secure, reliable and provide reasonable assurance that players are of lawful age from a jurisdiction where it is lawful to place such a bet.

During the three months ended September 30, 2001, the Company continued finalizing completion of two of its contracts in the Latin American market, one of which is expected to go live in the fourth quarter of year 2001 and the other one is expected to go live in the first quarter of year 2002.

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

In October 2000, the Company started a private placement of 1,000,000 shares of common Stock, at a price of $1.00 per share, pursuant to rule 506 under the 1933 Act. During that offering, 78,800 shares of Common Stock were sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital.

In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 13 Units have been sold for the gross proceeds of $487,500. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share, representing 1,950,000 shares of common stock issued this year. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's share of common stock at $0.25 per share, of which 1,300,000 options were exercised during the three months ending September 30, 2001 and the balance is still outstanding at the time of this report.

During the three months ended September 30, 2001, the Company issued 1,000,000 shares of common stock to one consultant. The Company has also agreed to issue 500,000 shares to another consultant, which is yet to be issued at the time of this report. The expenses related to the issuance of all of these shares are recognized in the third quarter of year 2001.

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

Revenue recognition
-------------------

During the quarter ending September 30, 2001 the Company continued generating revenue as an Internet software provider or Application Software Provider (ASP). The Company has derived all of its revenues from providing Internet Application Software services. For the prior year quarter, most of the Company's revenues were derived from operating an Internet casino and sportsbook for non-U.S. residents, which was discontinued in the second quarter of year 2000. These revenues are reflected in the consolidated statements of operations as discontinued operations.

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

Capitalized Software
--------------------

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the quarters ended September 30, 2001 and 2000 was $70,379 and approximately $47,576 respectively. Research and development costs expensed for the quarters ended September 30, 2001 and 2000 was approximately $185,626 and $112,147, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

During the quarter ending September 30, 2001 the Company continued to focus on the Internet gaming software application business and executing its business plan as an Application Service Provider ("ASP") by providing several Internet based application services for its customers and continued finalizing completion of two of its contracts in the Latin American market, one of which is expected to go live in the fourth quarter of year 2001 and the other one is expected to go live in the first quarter of year 2002.

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

Comparison of operations to prior year quarter
----------------------------------------------

The company continued generating software application service revenues during the quarter ended September 30, 2001. Revenues from continuing operations were $143,350 for the three months ending September 30, 2001 and $131,538 for the prior year quarter ended September 30, 2000. Revenues from continuing operations were $513,635 for the nine months ended September 30, 2001 and $160,538 for the prior year nine months ending September 30, 2000. All revenues, except $160,538, earned in the prior year were from operating Internet casino and sportsbook operations and reflected as discontinued operations in the Statement of Operations for the nine months ended September 30, 2000.

Operating expenses from continuing operations increased by 242% to $1,550,102 for the three months ended September 30, 2001 compared to $452,927 of operating expenses for continued operations during the prior year quarter. The increase in operating expenses was primarily due to non-cash expenses related to issuance of shares of common stock and options to consultants and employees. Interest expense increased to $9,144 for the three months ended September 30, 2001 from $6,813 for the prior three months ended September 30, 2000. The increase was due to higher notes payable.

Operating expenses from continuing operations increased by 44% to $2,175,336 for the nine months ended September 30, 2001 compared to $1,514,485 of operating expenses for continued operations during the prior year period. The increase in operating expenses was primarily due to non-cash expenses related to issuance of shares of common stock and options to consultants and employees during the third quarter of year 2001 offset by $218,000 of capitalized software during the first quarter of year 2001and lower cash related expenses such as reduced number of employees during the current year. Interest expense increased to $30,639 for the nine months ended September 30, 2001 from $19,248 for the prior nine months ended September 30, 2000. The increase was due to higher notes payable.

Net loss from continuing operations for the three months ended September 30, 2001 was $1,416,093 compared to net loss from continuing operations of $327,145 for the three months ended September 30, 2000. Net loss for the three months ended September 30, 2001 was $1,416,093 compared to net loss of $333,048 for the three months ended September 30, 2000.

Net loss from continuing operations for the nine months ended September 30, 2001 was $1,696,317 compared to net loss from continuing operations of $1,372,196 for the nine months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $1,696,317 compared to net loss of $1,636,426 for the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001 the Company had $4,782 in cash and cash equivalents compared to $123,053, including cash and cash equivalent of $7,510 included in net assets of discontinued operations, at December 31, 2000. Working capital deficit at September 30, 2001 improved by $15,711 to negative working capital of $307,416 from $323,127 on December 31, 2000. The decrease was due to proceeds of sale of shares of common stock during the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. Thereby, in March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company and plans to start a private placement of 1,000,000 shares of Common Stock, pursuant to Rule 506 under the 1933 Act. As of September 30, 2001, the Company had stockholders' equity of $793,552 compared to $816,521 at December 31, 2000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

           Inapplicable.

Item 2.  Changes in Securities.
        ----------------------

In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 13 Units have been sold for the gross proceeds of $487,500. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's share of common stock at $0.25 per share, of which 1,300,000 options were exercised during the three months ending September 30, 2001 and the balance is still outstanding at time of this report.

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

Virtgame.com Corp.
(Registrant)

Date: November 9, 2001                   /s/  BRUCE MERATI
                                         -----------------------------------
                                         Bruce Merati
                                         Chief Financial Officer