Form 10KSB
period 2001-12-31
VIRTGAME COM CORP
filed 2002-04-01
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-29800

                                 VIRTGAME CORP.
                                 --------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                33-0716247
 ----------------------------------------   ------------------------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

            6969 Corte Santa Fe
                  Suite A
           San Diego, California                         92121-3270
 ----------------------------------------   ------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

VirtGame, Corp.'s revenues for the most recent fiscal year were $ 589,227.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 18, 2002 was approximately $ 8,941,738. The number of shares outstanding of the registrant's Common Stock, as of March 18, 2002 was 22,109,116.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                        Form 10-KSB Reference Location
None                                                            N/A

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10K-SB
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I
                                     ------
Item 1.       Business
                     Business Developments                                    3
                     Business of Company                                      5
                     Products and Services                                    6
                     Customers                                                6
                     New Industry and Competition                             6
                     Regulation                                               6
                     Employees                                                6
                     Research and Development                                 6
                     Proprietary Technology                                   7
                     Marketing and Sales                                      7
Item 2.       Description of Property                                         7
Item 3.       Legal Proceedings                                               7
Item 4.       Submission of Matters to a Vote of Security Holders             7

                                     PART II
                                     -------

Item 5.       Market for Common Equity and Related Stockholders Matters       7
Item 6.       Management's Discussion and Analysis or Plan of Operation       8
Item 7.       Audited Financial Statements                                    9
Item 8.       Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure                                        10

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons    10
Item 10.      Executive Compensation                                          11
Item 11.      Security Ownership of Certain Beneficial Owners and Management  12
Item 12.      Certain Relationships and Related Transactions                  13
Item 13.      Exhibits and Reports on Form 8-K                                14

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


ITEM 1.  BUSINESS

Business Developments
---------------------

         Headquartered in San Diego, California, VirtGame is a provider of Computer Server Platforms and Integrated Software Products for the Gaming and Lottery industries, developing jurisdictional screening technology and integration of other technologies such as age verification, security and authentication. The Company was formed under the laws of the State of Delaware on October 24, 1995 under the name MBA Licensing Corp. On June 20, 1996, the Company changed its corporate name to Internet Gaming Technologies, Inc. On January 22, 1997, the Company changed its corporate name to Virtual Gaming Technologies, Inc., on September 9, 1999; the Company changed its name to VirtGame Corp. and on February 19, 2002, the Company changed its corporate name to VirtGame Corp.

         In 1996 the company started developing software such as baccarat, blackjack, video poker, and pari-mutuel sports wagering for its own operation. The Company's initial gaming operation started in September 1997 with a casino-style Internet gaming operation excluding customers from those jurisdictions that were opposed to the Internet gaming such as the U.S., this operation was discontinued in year 2000. During the gaming operation, the Company was only offering its games in certain international jurisdictions, located in Europe, the Caribbean, Latin America, the Middle East, Australia, Asia and Africa using a server site and hardware located in Antigua. The Company's business in the last two years has been providing software applications for the gaming and lottery markets capitalizing on its international hands on gaming operations experience.

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

         Pursuant to a Securities Purchase Agreement dated September 5, 1996, as amended, eLOT, Inc. ("eLOT") agreed to purchase 233,333 shares of Common Stock at $3.00 per share. In addition, the Company granted eLOT a common stock purchase warrant entitling eLOT to purchase 200,000 shares of Common Stock at an exercise price of $3.45 per share. The warrant is immediately exercisable and expires on March 6, 2002. These warrants were not exercised and were expired at the time of this report. eLOT was formerly known as eLottery and prior to that as Unistar Entertainment, Inc.

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

         In October 2000, the Company started a private placement of 1,000,000 shares of common stock, at a price of $1.00 per share, pursuant to rule 506 under the 1933 Act. In that offering, 78,800 shares of Common Stock have been sold for the gross proceeds of $78,800. Proceeds from the sale of the shares were applied towards the Company's software development and working capital. There was a finder involved in issuance of these shares and the finder received 8,856 shares of Common Stock in payment of finder's fee. The total shares issued with relation to this private placement amounted to 87,656 shares.

         In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 14 Units have been sold for the gross proceeds of $525,000. All, but one, holders of these notes have exercised their rights, under the terms of the notes, to convert their notes to common stock at $0.25 per share, i.e. $487,500 in additional paid in capital representing 1,950,000 shares of common stock were issued during the year. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's common stock at $0.25 per share, of which 1,300,000 options were exercised during the year and the balance is outstanding at the time of this report.

         During the year, one consultant exercised options to buy 1,000,000 options at the exercise price of $0.25 per share and one officer exercised to buy 100,000 options at exercise prices of $0.25 per share and another officer exercised to buy 10,000 options at exercise price of $0.50 per share.

         During the year, the Company issued 1,000,000 shares of common stock to one consultant and has signed an agreement to issue 500,000 shares to another consultant, which is yet to be issued at the time of this report. The expenses related to the issuance of all of these shares were recognized during the year.

         Unless the context otherwise requires, all references to the Company includes its wholly-owned subsidiaries Virtual Gaming Technologies Argentina, S.A., an Argentinean corporation and Virtual Gaming Technologies (Antigua) Ltd., an Antiguan corporation which was discontinued in year 2000. The Company's executive offices are located at 6969 Corte Santa Fe, Suite A, San Diego, California 92121 and its telephone number is (858) 373-5001.

Business of Company
-------------------

         Headquartered in San Diego, California, VirtGame is a provider of Computer Server Platforms and Integrated Software Products for the Gaming and Lottery industries, developing jurisdictional screening technology and integrating other technologies such as age verification, security and authentication. The Company's business model is to take advantage of technology to develop the next generation of software for the gaming and lottery industries. The Company in October 2000 received approval from Nevada Gaming Board for a Nevada closed loop sports wagering system for Coast Resorts, a Nevada licensed casino operator with four casinos in Las Vegas.

         Gaming has developed into a highly specialized industry. Gaming companies' expertise in branding, logistics, customer relationship management, statistics, new distribution channels and expansion into new marketplaces has created a need for new and highly integrated technology products to help it meet the demands of the next generation marketplace. To meet these demands, regulatory frameworks are evolving rapidly to meet the technological changes currently taking place in the software and telecommunication arenas. VirtGame's goal is to develop and integrate various solutions to comply with the regulatory concerns relating to the new software technology and telecommunication developments.

         The Company offers an online distribution channel for traditional brick-and-mortar gaming companies. Utilizing an Internet e-BorderControl technology, VirtGame can design and construct private-label online casinos and sports books available exclusively for online users in Nevada. The Company has developed an over-the-counter solution that integrates conventional Nevada-style casino sports books with the Internet/Intranet. The Company has developed PrimeLine, an over-the-counter sports book that is approved in Nevada, which is operational at a Las Vegas casino and is capable of seamless integration with the Company's e-BorderControl technology to offer sports wagering on the Company's proprietary Nevada Intranet system.

         Throughout most of the Company's history, its primary business focus was the operation of casino-style gaming over the Internet in jurisdictions with no ban on Internet gaming. In the third quarter of year 2000, the Company discontinued its Internet casino operation and focused on providing e-gaming software solutions. The traditional Gaming Industry is experiencing a paradigm shift brought about by new technology and is recognizing the need for a major transformation. Changing regulations and market factors are causing gaming operators to look for expedient technology solutions that can be integrated with their existing systems and provide new distribution channels. VirtGame has completed development of an Internet / Intranet gaming solution and has developed a robust next generation Gaming Server Platform for the Industry.

         VirtGame has built comprehensive and scalable Internet lottery, casino, sports wagering and racing software applications that are customizable for private label use. The Company is leveraging its technology and know-how to develop and provide innovative solutions to licensed land based casinos and lottery operators around the world.

         During the year the Company signed an exclusive technology development agreement with Codere LLC, a subsidiary of Codere Group, a diversified gaming company based in Spain with operations in Europe and South America.

         From the inception of the new operations as an ASP in the second quarter of year 2000 through December 31, 2001 the Company has generated $1,062,726 of revenue from software license fees. At the time of this 10K-SB Report, the Company had generated $1,075,497 in software license fees from inception of operations as an Application Service Provider to the gaming and lottery industries.

Products and Services
---------------------

         The Company operated an offshore Internet casino and sports book from late 1997 to mid 2000 excluding U.S. players. VirtGame discontinued its gaming operation to focus as an enabler for licensed land based operators to extend their reach to their customers beyond physical visits and to avoid any conflict of interests with its land based gaming customers. The Company believes it is well positioned as a gaming ASP to help brick-and-mortar gaming operators go online. VirtGame creates customized enterprise-level software and has developed a pricing strategy that combines the benefit of both software and ASP pricing models by charging customers an initial set up and a monthly account fee based on number of active players, which includes upgrades and maintenance.


         The Company's corporate web site is at www.VirtGame.com, its demo sports book software is at www.primelinesports.com, a sample of its lottery product is at: www.LoteriaDelSur.com.


Customers
---------

         The Company's customers are the traditional brick and mortar gaming and lottery industries, and as such, is dependent on few customers. The Company's list of clients to date includes, two U.S. lottery operators, two Nevada and two Latin American gaming companies. The Company is currently negotiating and bidding on several contracts with other state lottery or gaming companies.

New Industry and Competition
----------------------------

         The Company enables land based gaming companies to provide interactive gaming service such as virtual casinos and sports books and enables state and national lotteries to provide instant lottery products to the to their customers. Although the gaming industry is well established and has recently experienced significant growth and profitability, gaming on the Internet or Intranet is a recent development and is an unproven segment of the gaming industry. The competition for providing such solutions is increasing and the market is rapidly evolving. The barrier to entry in Internet markets is generally low. We believe the principal distinguishing factor for our business is compliance with regulations and obtaining licensing and approvals from regulatory bodies.

Regulation
----------

         Gaming activities are stringently regulated in the United States and most developed countries. As a provider of Computer Service Platforms to the gaming industry, the Company's policy is not to participate in net win or loss of its clients unless it is licensed in that jurisdiction.

Employees
---------

         As of the date of this 10-KSB Report, the Company employs 11 people on a full time basis, 10 of the employees were based in San Diego, California and one was based in Las Vegas, Nevada. None of our employees are covered by an ongoing collective bargaining agreement with us.

Research and Development
------------------------

         The Company spent approximately $762,000 in research and development in 2001, $544,000 of which were written off during the year. The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, identification and security in order to provide full-integrated applications that are competitive and innovative in the regulated gaming industry.

Proprietary Technology
----------------------

         The Company has internally developed proprietary gaming software applications, based on the Java programming language and Macromedia Flash that allows for interactive gaming, including simulated casino motion and sound, on a real-time basis. The Company has developed a proprietary e-BorderControl technology that limits access of players to one jurisdiction or restricts access of players from specific jurisdictions.

Marketing and Sales
-------------------

         The Company's primary marketing and sales strategy is to sell its software to licensed land based casinos and lottery operators around the world.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located in San Diego, California and consist of approximately 4,000 square feet for a monthly rent of approximately $3,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 26, 2001, our board of directors approved a resolution authorizing us to file the amendment to our certificate of incorporation with the Delaware Secretary of State. Effective December 3, 2001, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware approving and adopting the amendment to our certificate of incorporation regarding change of our corporate name to "VirtGame Corp. and increase the number of authorized shares of our common stock, $.00001 par value, from 30,000,000 to 100,000,000 shares. This amendment to our certificate of incorporation became effective on February 19, 2002.


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


                                                  High             Low
                                                 ------           -----
Mar 31, 2000                                      3.12            1.38
June 30, 2000                                     1.63            0.50
September 30, 2000                                1.56            0.63
December 31, 2000
                                                  1.47            0.38
March 31, 2001                                    0.91            0.19
June 30, 2001                                     0.98            0.19
September 30, 2001                                0.55            0.35
December 31, 2001                                 0.66            0.26

         On December 31, 2001, the closing price for the Company's Common Stock was $ 0.28 per share. As of that date, the Company had 160 stockholders of record and approximately 844 beneficial holders of stock.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future

         During the year the Company sold unregistered shares of its Common Stock in the following transactions:

A. In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 14 Units have been sold for the gross proceeds of $525,000. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share, i.e. $487,500 in additional paid in capital, representing 1,950,000 shares of common stock were issued during the year. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's common stock at $0.25 per share, of which 1,300,000 options were exercised during the year and the balance is still outstanding at the time of this report.
B. In August 2001, the Company issued to three of its officers and directors 1,900,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share, of which 1,400,000 was immediately exercisable upon grant and 500,000 was exercisable one year from date of grant.
C. In August 2001, the Company issued to nine of its employees options to purchase an aggregate of 837,000 shares of Common Stock at an exercise price of $0.25 per share, of which options to purchase 418,500 were immediately exercisable upon grant, and 418,500 become exercisable one year from the date of grant.
D. During the year, the Company issued 3,108,166 shares, as a result of the direct issuance of shares and the exercise of options, as consideration for services provided in connection with the placement and execution of private placements to fund current year operations, consultation for providing strategic relationships, payment of legal fees, and the lease of a corporate house. The Company recorded an expense of $870,807 in connection with these transactions.
E. During the year, the Company granted stock options to acquire 1,900,000 shares of common stock to its investment banker as compensation for services rendered. These options were fully vested and exercised immediately. Proceeds from the exercise amounted to $114,500, net of issuance costs of $15,000. The Company also had subscriptions receivable of $345,500 at December 31, 2001 in connection with the exercise of these options.
F. During the year, two officers of the Company exercised 110,000 shares of their fully vested stock options. The Company recorded $30,000 of cash proceeds from these transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has derived all its revenues from licensing its software to the gaming and lottery industries. Subsequent to the year ending December 31, 2001, the Company received new financings to pursue its plan of operation as a software provider to the gaming and lottery industries. As of the date of this report $1,147,000 of these funds have been received of which $250,000 were receivable at December 31, 2001.

         In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 14 Units have been sold for the gross proceeds of $525,000. All, but one, holders of these notes have exercised their rights, under the terms of the note, to convert their notes to common stock at $0.25 per share, i.e. $487,500 in additional paid in capital representing 1,950,000 shares of common stock were issued during the year. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. Between January 2000 and March 2000, the Company conducted a private placement of 1,000,000 shares of Common Stock at an offering price of $1.50 per share, pursuant to Rule 506 under the 1933 Act. In that offering, the Company sold a total of 236,667 shares of Common Stock for the gross proceeds of $355,000. Proceeds from the sale of the shares were applied towards the development and implementation of the Company's Internet gaming operations and working capital.


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31,2001 COMPARED TO YEAR ENDED DECEMBER 31,2000. The Company's net revenues increased from $473,499 to $589,227 for the year ended December 31, 2001 compared to the prior year. Operating expenses from continuing operations increased by 52%for the year ended December 31, 2001 to $2,772,446 compared to $1,820,822 in the prior year. The increase was all due to a $1,029,777 expense for issuance of stock options and warrants to employees and consultants of the Company. Excluding these non-cash items, operating expenses decreased by about $36,000. All revenues and expenses related to operating Internet casino and sports book operations are reflected as discontinued operations in the Consolidated Statements of Operations for the year ending December 31, 2000.

         Interest income decreased to $460 for the year ended December 31, 2001 compared to $6,411 for the prior year. Interest expense increased to $39,547 for the year ended December 31, 2001 compared to $27,422 for the prior year, due to higher average notes payable balances outstanding during the year.

         Net loss from continuing operations for the year ended December 31, 2001 was $2,212,894 compared to $1,373,116 for the year ending December 31, 2000. This increase was due to the charges expensed in relation to non-cash items. There was no loss from discontinued operations for the year ending December 31, 2001 compared to a loss of $256,995 from discontinued operations in the prior year.

         Net loss for the year ending December 31, 2001 increased 35.8% to $2,212,894 or $0.14 per share, on 15,537,933 weighted average shares outstanding, compared with a loss in 2000 of $1,630,111, or $0.14 per share, on 11,920,790 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a negative working capital of $540,703 at December 31, 2001. In order to obtain the necessary working capital to fund continued operations; the Company, subsequent to the year ending December 31, 2001, has received $1,147,000 in additional capital, of which $250,000 was receivable at December 31, 2001. The Company plans to raise additional required funds through various financing sources by issuing additional shares of Common Stock to fund the continuing losses from operations as the Company endeavors to build revenues and reach profitable operations. The Company believes it needs at least an additional $1,000,000 before it starts generating cash flow from its operations. If the Company is unable to raise the required capital, there will be a severe impact on the Company's financial condition that would jeopardize the Company's ability to continue as a going concern. The Company's Independent Auditor's report includes an emphasis of matter as to the Company's ability to continue as a going concern.

INFLATION

         The Company believes that inflation does not have a material effect on its business.


ITEM 7.  FINANCIAL STATEMENTS

         The Independent Auditors' Reports for the years ended December 31, 2001 and 2000 are included in this report commencing on page F-1.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For the Years Ended December 31, 2001 and 2000

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT AUDITORS' REPORT.................................................F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets......................................F-2 - F-3

      Consolidated Statements of Operations .................................F-4

      Consolidated Statements of Shareholders' Equity..................F-5 - F-6

      Consolidated Statements of Cash Flows............................F-7 - F-8

      Notes to Consolidated Financial Statements......................F-9 - F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
Virtgame Corp.
San Diego, California

We have audited the consolidated balance sheets of VirtGame Corp. (formerly Virtgame.com Corp.) and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtGame Corp. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations since inception, has limited operating revenue and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California                               PKF
February 21, 2002 (except for Note 12 for           Certified Public Accountants
      which the date is March 25, 2002)             A Professional Corporation

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000



                                     ASSETS
                                     ------

                                                          2001           2000
                                                       -----------   -----------

Current assets:
  Cash and cash equivalents                            $   12,045    $  123,053
  Accounts receivable, net of allowances
      of $94,750 and $0 for 2001and 2000                   68,350         4,511
  Unbilled revenues                                            --        27,925
  Prepaid expenses and other current assets                 6,152        16,453
  Receivable from exercise of options (Notes 8 and 11)    250,000            --
  Net assets of discontinued operations                        --        11,010
                                                       -----------   -----------

  Total current assets                                    336,547       182,952
                                                       -----------   -----------



Noncurrent assets:
  Deposits                                                  4,284         8,466
  Property and equipment, net (Note 2)                     75,459       155,330
  Capitalized software, net (Note 3)                      932,583       985,495
                                                       -----------   -----------

  Total noncurrent assets                               1,012,326     1,149,291
                                                       -----------   -----------

  Total assets                                         $1,348,873    $1,332,243
                                                       ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                   2001             2000
                                                               -------------   -------------
Current liabilities:
      Accounts payable                                         $    368,734    $    198,726
      Accrued expenses (Note 4)                                     258,259         100,840
      Current portion of capital lease obligation                     6,967           5,423
      Note payable (Note 5)                                          37,500              --
      Notes payable (Note 7)                                        205,790         201,090
                                                               -------------   -------------

      Total current liabilities                                     877,250         506,079

Long-term portion of capital lease obligation (Note 6)                2,469           9,643
                                                               -------------   -------------

      Total liabilities                                             879,719         515,722
                                                               -------------   -------------

Commitments and contingencies (Notes 6, 7, 8 and 10)


Shareholders' equity:
      Preferred stock, $ .00001 par value, 10,000,000 shares
         authorized, none issued or outstanding                          --              --
      Common stock, $ .00001 par value, 100,000,000 and
         30,000,000 shares authorized, 18,112,378 and
         12,832,092 shares issued and outstanding in
         2001 and 2000, respectively;
         1,913,738 and 125,857 shares issuable in
         2001 and 2000, respectively                                    200             130
      Additional paid-in capital                                 17,610,788      15,649,831
      Receivable from exercise of options                           (95,500)             --
      Accumulated deficit                                       (17,046,334)    (14,833,440)
                                                               -------------   -------------

      Total shareholders' equity                                    469,154         816,521
                                                               -------------   -------------

      Total liabilities and shareholders' equity               $  1,348,873    $  1,332,243
                                                               =============   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2001 and 2000


                                                                  2001             2000
                                                              -------------   -------------
Revenue                                                       $    589,227    $    473,499

Operating expenses:
      Salaries and payroll expenses                                915,210         938,960
      Other operating expenses                                   1,857,236         881,862
                                                              -------------   -------------

      Total expenses from continuing operations                  2,772,446       1,820,822
                                                              -------------   -------------

            Loss from continuing operations before
                  financial expense and income taxes            (2,183,219)     (1,347,323)

Financial income (expense):
      Interest income                                                  460           6,411
      Interest expense                                             (39,547)        (27,422)
      Other income                                                  13,832              --
                                                              -------------   -------------

      Total financial expense                                      (25,255)        (21,011)
                                                              -------------   -------------

            Loss from continuing operations before
                  income taxes                                  (2,208,474)     (1,368,334)

Income tax expense (Note 9)                                         (4,420)         (4,782)
                                                              -------------   -------------

            Loss from continuing operations                     (2,212,894)     (1,373,116)
                                                              -------------   -------------

Discontinued operations (Note 1)

      Loss from discontinued operations
            (net of tax provision of $0)                                --        (217,000)

      Loss on sale of discontinued operations                           --         (39,995)
                                                              -------------   -------------


            Net loss                                          $ (2,212,894)   $ (1,630,111)
                                                              =============   =============


Basic and diluted net loss per share                          $      (0.14)   $      (0.14)
                                                              =============   =============

Shares used to compute basic and diluted net loss per share     15,537,933      11,920,790
                                                              =============   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                                           VIRTGAME CORP.
                                          AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the years ended December 31, 2001 and 2000


                                     Common Stock         Additional
                                -----------------------    Paid-In     Accumulated
                                  Shares        Amount     Capital       Deficit           Total
                                --------------------------------------------------------------------
Balance forwarded,
   December 31, 1999             10,513,626   $   105   $ 14,726,388   $(13,203,329)   $  1,523,164

Issuance of common stock
   on exercise of employee
   stock option                     100,000         1          9,999             --          10,000

Issuances of common stock for
   cash, net of issuance costs:
   January 2000 through
   March 2000 (Note 8)              236,667         3        319,497             --         319,500

Issuances of common stock for
   cash, net of issuance costs:
   April 2000 through
   October 2000 (Note 8)          2,020,000        20        476,479             --         476,499

Issuances of common stock for
   cash, net of issuance costs:
   October 2000 through
   December 2000 (Note 8)            87,656         1         75,109             --          75,110

Issuance of stock warrants to
   consultant for services
   rendered (Note 8)                     --        --         42,359             --          42,359

Net loss for the year ended
   December 31, 2000                     --        --             --     (1,630,111)     (1,630,111)
                                --------------------------------------------------------------------

Balance, December 31, 2000       12,957,949   $   130   $ 15,649,831   $(14,833,440)   $    816,521
                                ====================================================================

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                 F-5

                                                VIRTGAME CORP.
                                               AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                For the years ended December 31, 2001 and 2000


                                                Common Stock       Additional   Receivable
                                          ----------------------    Paid-In    from Exercise  Accumulated
                                            Shares       Amount     Capital     of Options       Deficit        Total
                                          -------------------------------------------------------------------------------

Balance forwarded,
   December 31, 2000                       12,957,949   $   130   $15,649,831   $      --    $ (14,833,440)  $   816,521

Issuance of  common stock on
   exercise of employee stock
   options (Note 8)                           110,000         1        29,999          --               --        30,000

Issuances of stock options to employees
   and consultants (Note 8)                        --        --       158,970          --               --       158,970

Issuance of common stock for
   conversion of note payable, net of
   issuance costs: March 2001 (Note 8)        150,000         1        33,749          --               --        33,750

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: April 2001
   through June 2001 (Note 8)               1,002,001        10       225,440          --               --       225,450

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: July 2001
   through September 2001 (Note 8)            638,000         6       143,544          --               --       143,550

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: October 2001
   through December 2001 (Note 8)             160,000         2        38,498          --               --        38,500

Issuances of common stock and exercise
   of stock options to consultants for
   services rendered (Note 8)               3,108,166        31       870,776          --               --       870,807

Issuances of common stock upon
   exercise of stock options (Note 8)       1,900,000        19       459,981     (95,500)              --       364,500

Net loss for the year ended
   December 31, 2001                               --        --            --          --       (2,212,894)   (2,212,894)
                                          -------------------------------------------------------------------------------

Balance, December 31, 2001                 20,026,116   $   200   $17,610,788   $ (95,500)   $ (17,046,334)  $   469,154
                                          ===============================================================================

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      F-6

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                                                                          2001            2000
                                                                       ------------   ------------
Cash flows from continuing operating activities:
       Loss from continuing operations                                 $(2,212,894)   $(1,373,116)
       Adjustments to reconcile loss from continuing operations
          to net cash flows used in continuing operating activities:
             Bad debt                                                       94,750             --
             Depreciation and amortization                                 349,519        280,760
             Loss on sale of assets                                            721             --
             Issuance of common stock options and warrants
                for consulting fees and compensation                     1,029,777         42,359
             Changes in operating assets and liabilities:
                Decrease (increase) in:
                   Accounts receivable                                    (158,589)        (4,511)
                   Unbilled revenues                                        27,925        (27,925)
                   Prepaid expenses and other current assets                10,301          3,470
                Increase in:
                   Accounts payable and accrued expenses                   327,427         39,431
                                                                       ------------   ------------

       Net cash flows used in continuing operating activities             (531,063)    (1,039,532)
                                                                       ------------   ------------

Cash flows provided by discontinued operating activities                    11,010         95,613
                                                                       ------------   ------------

Cash flows from investing activities:
       Decrease in deposits                                                  4,182             47
       Proceeds from the sale of property and equipment                      1,423          3,456
       Purchase of property and equipment                                     (905)        (8,847)
       Capitalization of software development cost                        (217,975)      (230,705)
                                                                       ------------   ------------

       Net cash flows used in investing activities                        (213,275)      (236,049)
                                                                       ------------   ------------

Cash flows from financing activities:
       Net proceeds from the issuance of common stock                      585,750        881,109
       Borrowings on notes payable                                           4,700         10,000
       Borrowings on note payable                                           37,500             --
       Payments on notes payable                                                --         (7,786)
       Principal payments under capital lease                               (5,630)        (2,611)
                                                                       ------------   ------------

       Net cash flows provided by financing activities                     622,320        880,712
                                                                       ------------   ------------


Net decrease in cash and cash equivalents                                 (111,008)      (299,256)

Cash and cash equivalents at beginning of year                             123,053        422,309
                                                                       ------------   ------------

Cash and cash equivalents at end of year                               $    12,045    $   123,053
                                                                       ============   ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For the years ended December 31, 2001 and 2000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                        2001        2000
                                                                     ---------   ---------

Cash paid during the year for:

       Interest                                                      $   3,043   $  2,671
                                                                     ==========  =========

       Income taxes                                                  $   4,420   $  4,782
                                                                     ==========  =========

Supplemental disclosure of noncash investing and financing activities:

       Foreign exchange loss                                         $    (191)  $ (1,584)
                                                                     ==========  =========

       Equipment acquired through capital lease                      $      --   $ 17,677
                                                                     ==========  =========

       Receivable from exercise of options                           $ 345,500   $     --
                                                                     ==========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

       ORGANIZATION AND BUSINESS

       VirtGame Corp. (the "Company," formerly Virtgame.com Corp. see Note 11) was incorporated in the State of Delaware on October 24, 1995, under the name MBA Licensing Corp. On June 20, 1996, the Board of Directors approved the change of the Company's name to Internet Gaming Technologies, Inc., on January 22, 1997, to Virtual Gaming Technologies, Inc., and on September 9, 1999, to Virtgame.com Corp.

       VirtGame is an application service provider to the gaming and lottery industries, offering Internet access confined to a specific jurisdiction or restricting access to users from specific jurisdictions through its patent pending eBorder Control technology enabling its customers to comply with established rules and regulations. VirtGame has built scalable Internet lottery, casino and sports wagering software and applications that are customizable for private label use. The Company offers its technology to licensed gaming operators.

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

       PRINCIPLES OF CONSOLIDATION

       The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Virtual Gaming Technologies Argentina S.A. (Argentina), an Argentinean Corporation, Virtual Gaming Technologies (Antigua) Ltd., an Antiguan Corporation, and Primeline Gaming Technologies, Inc.(Primeline), a California Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2000, the Company discontinued operations of the Antigua subsidiary, restating its gaming revenue by $25,000. The Company has also wound-up the operations of Argentina.

       DISCONTINUED FOREIGN OPERATIONS AND CONCENTRATIONS

       During the year ended December 31, 2000, the Company closed its Antigua office and discontinued marketing its casino and sportsbook operation. Such operations information has been presented as discontinued operations in the December 31, 2000 financial statements.

       The U.S. Dollar is considered the functional currency for Virtual Gaming Technologies Argentina S.A. and Virtual Gaming Technologies (Antigua) Ltd. Accordingly, the monetary assets and liabilities of these entities have been remeasured using the current rates of exchange and nonmonetary assets have been remeasured using the appropriate historical rates of exchange.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       FINANCIAL INSTRUMENTS

       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, deposits, accounts payable, and accrued expenses approximate fair value due to the immediate short- term maturity of these financial instruments.

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

       The Company maintains its cash accounts at financial institutions located in California. Accounts at the financial institutions located in California are insured by the Federal Deposit Insurance Corporation
       (FDIC) up to $100,000. At December 31, 2001 and 2000, the Company's uninsured cash balances, including cash held in foreign banks and restricted cash, totaled $0 and $20,612, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

       PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years, or related lease life, if shorter.

       REVENUE RECOGNITION

       In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the years ended December 31, 2001 and 2000 the Company recorded $0 in deferred revenues.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       REVENUE RECOGNITION (CONTINUED)

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

       Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock- based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

       The Company has adopted the disclosure provisions of SFAS No. 123. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123 (see Note 8).

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       ADVERTISING COSTS

       The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2001 and 2000, were approximately $1,500 and $9,300, respectively.

       CAPITALIZED SOFTWARE

       Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the years ended December 31, 2001 and 2000 was approximately $271,000 and $201,000, respectively. Research and development costs expensed for the years ended December 31, 2001 and 2000 were approximately $544,000 and $511,000, respectively.

       CONCENTRATIONS OF MAJOR CUSTOMERS

       Sales to three customers represented 82% of revenues during the year ended December 31, 2001 and sales to four customers represented 99% of revenues for the year ended December 31, 2000. These customers represented 100% and 0% of accounts receivable at December 31, 2001 and 2000, respectively.

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

       NET LOSS PER SHARE

       Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2001 and 2000, options and warrants to purchase 5,623,500 and 3,722,300 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       OTHER COMPREHENSIVE INCOME

       For the years ended December 31, 2001 and 2000, the Company had no items that were required to be recognized as components of other comprehensive income.

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

       RECLASSIFICATION

       Certain prior year Balance Sheet and Cash Flow amounts have been reclassified to conform with current year presentation with no effect on results of operations or accumulated deficit.

       DISCLOSURE ABOUT SEGMENTS

       The Company has determined that it operates in one segment.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

       Property and equipment consists of the following at December 31:

                                                           2001         2000
                                                       -----------   -----------

                   Computer hardware                   $  331,030    $  332,269
                   Office furniture and equipment          70,998        70,998
                                                       -----------   -----------

                                                          402,028       403,267

                   Less: accumulated depreciation        (326,569)     (247,937)
                                                       -----------   -----------

                                                       $   75,459    $  155,330
                                                       ===========   ===========

NOTE 3 - CAPITALIZED SOFTWARE

       Capitalized software consists of the following at December 31:

                                                           2001         2000
                                                       -----------   -----------

                   Computer software                   $1,404,353    $1,186,378
                   Less: accumulated amortization        (471,770)     (200,883)
                                                       -----------   -----------
                                                       $  932,583    $  985,495
                                                       ===========   ===========

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 4 - ACCRUED EXPENSES
-------------------------

       Accrued expenses consists of the following at December 31:

                                                           2001          2000
                                                       -----------   -----------

                   Accrued payroll                     $  142,778    $   55,595
                   Accrued interest                        52,661        23,317
                   Accrued employee relocation             26,659            --
                   Accrued other                           36,161        21,928
                                                       -----------   -----------

                                                       $  258,259    $  100,840
                                                       ===========   ===========


NOTE 5 - NOTE PAYABLE
---------------------

       During the year ended December 31, 2001, the Company issued a $37,500 convertible note payable which is convertible into 150,000 shares of the Company's common stock at the holders discretion, subordinated to certain other obligations, bears interest of 10% per annum and matures April 2001. At December 31, 2001, there is approximately $2,500 of accrued interest on this note. This note has an attached warrant to purchase 150,000 shares of the Company's common stock which expires April 2005.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

       OPERATING LEASES

       As of December 31, 2001 the Company leases its office facilities under a month-to-month operating lease agreement which calls for monthly payments of approximately $4,500.

       During 2002 the Company signed a new lease to lease its office facilities under a non- cancelable operating lease through February 2005. The new lease calls for monthly payments of approximately $2,900 per month.

       In addition, the Company leases certain office equipment under non-cancellable operating lease agreements expiring at various times through December 2002. The leases call for aggregate monthly payments of approximately $2,200.

       CAPITAL LEASE

       The Company leases computer equipment under capital lease agreements, with imputed interest rates ranging from 13.97% to 27.11%, due in monthly installments of approximately $700 through April 2003. The computer equipment that collateralizes the leases had a net book value of approximately $11,500 at December 31, 2001. During the year ended December 31, 2001, the Company recorded amortization expense on leased equipment of approximately $2,300.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

       At December 31, 2001, the annual future minimum lease payments under operating and capital leases are as follows:

                                                            Operating   Capital
                                                             Leases      Lease
                                                            ---------  ---------

             2002                                           $ 53,622   $  8,372
             2003                                             38,190      2,791
             2004                                             40,170         --
             2005                                              6,750         --
                                                            ---------  ---------

             Total minimum lease payments                   $138,732     11,163
                                                            =========

             Less amount representing interest                           (1,727)
                                                                       ---------

             Present value of net minimum lease payments                  9,436

             Less current maturities                                     (6,967)
                                                                       ---------

             Long-term lease obligations                               $  2,469
                                                                       =========

       Rental expense for office facilities for the years ended December 31, 2001 and 2000 totaled approximately $81,000 and $111,000, respectively.

       EMPLOYMENT AGREEMENTS

       During September 1999, the Company entered into a two-year employment agreement with the Chairman of the Board of Directors. The agreement provides for the grant of options to purchase: 100,000 shares of common stock at $.10 per share; 500,000 shares of common stock at an exercise price equal to the fair market value on the date of the agreement, 200,000 shares of common stock at an exercise price equal to the fair market value on the one-year anniversary date of the agreement; and 300,000 shares at an exercise price equal to the fair market value on the date of grant if, prior to termination of the agreement, the Company has secured debt or equity financing, or a combination thereof, in the aggregate amount of $10 million, after deducting for all associated costs. Compensation cost in the amount of $236,000 has been recognized on the grant of options to purchase 100,000 shares of common stock at $.10 per share (see Note 8). During March 2000, the 100,000 options were exercised by the Chairman.

       During November 1999, the Company entered into a two year and nine-month employment agreement with the Chief Executive Officer (the "CEO"). The agreement provides for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. In conjunction with this agreement, the CEO has agreed not to solicit any person employed full-time by the Company during the term of his employment and for one year after termination. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company. The CEO resigned during 2001 and as such the agreement terminated.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

       EMPLOYMENT AGREEMENTS (CONTINUED)

       During July 2001, the Company entered into a two year employment agreement with the Chief Operating Officer and Chief Financial Officer (the "COO and CFO"), both titles belonging to one individual. The agreement provides for a base annual salary of $125,000, and a cash bonus of $30,000 for the first $2,000,000 of capital investments placed with the Company after the signing of the employment agreement. The agreement also provides for a payment of 10% for each software licensing agreement the Company signs with specified companies, up to $25,000 per agreement. The employment agreement also provides for the Company to issue this officer 1,000,000 options at an exercise price of $0.25 per share exercisable for 5 years, of which 50% vest immediately and 50% vest one year from the start of the employment agreement.

       During September 2001, the Company entered into a month-to-month agreement with an interim Chief Executive Officer (the "CEO") where the Company would pay consulting fees in the amount of $12,500 per month until a more permanent arrangement was made. On January 1, 2002, the Company entered into a two year employment agreement with this individual. The new agreement provides for a base annual salary of $150,000, which will be increased to $200,000 thirty days after the Company has placed $2,000,000 in financial institutions. The agreement provides the CEO a cash bonus equal to 3% of any investment capital the CEO obtains for the Company. The agreement also provides for the Company to issue the CEO options in the amounts of: 200,000 at an exercise price of $0.50 on January 1, 2002; 200,000 at an exercise price of $1.50 on January 1, 2002; and 400,000 at an exercise price of $1.50 upon the date when the Company's stock trades over $5.00 for thirty consecutive days.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

       NOTE PAYABLE TO STOCKHOLDER AND AFFILIATE

       During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 as of December 31, 2001 and 2000, and total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 2001 and 2000 was approximately $12,000 and $10,000, respectively.

       During the year ended December 31, 2001, the Company borrowed $4,700 from two of its employees. These notes do not bear interest and are payable on demand. As of December 31, 2001, no amounts have been repaid to the employees.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------

       NOTE PAYABLE - LICENSING AGREEMENT

       During 1997, the Company entered into a settlement agreement with a vendor whereby the Company issued a $150,000 promissory note in exchange for the return of 385,000 shares of the Company's common stock. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. All remaining principal and accrued interest was due in September 1998. The note was not repaid upon maturity and as of December 31, 2001 and 2000, had a balance of $116,090 and accrued interest of approximately $25,400 and $12,100, respectively.

       RENTAL PROPERTY

       During the year ended December 31, 2001, the Company entered into a rental agreement with a shareholder, whereby the Company would lease a temporary corporate residence on a month-to-month basis. The shareholder received $15,000 as rent and 30,000 options as part of this arrangement (see Note 8).


NOTE 8 - SHAREHOLDERS' EQUITY
-----------------------------

       STOCK, OPTIONS AND WARRANTS ISSUED FOR SERVICES

       During the year ended December 31, 2000, the Company issued warrants to purchase 37,500 shares of its common stock as consideration for services provided in connection with execution of a software licensing agreement. All of the warrants are immediately exercisable and expire five years from the date of issuance. The warrants have been valued at $42,359 and have been recorded as an increase to additional paid-in capital and consulting fees. These warrants remain unexercised as of December 31, 2001.

       During the year ended December 31, 2001, the Company issued 3,108,166 shares, as a result of the direct issuance of shares and the exercise of options, as consideration for services provided in connection with the placement and execution of private placements to fund current year operations, consultation for providing strategic relationships, payment of legal fees, and the lease of a temporary corporate residence. The Company recorded an expense of $870,807 in connection with these transactions.

       During the year ended December 31, 2001, the Company granted stock options to acquire 1,900,000 shares of common stock to its investment banker as compensation for services rendered. These options were fully vested and exercised immediately. Proceeds from the exercise amounted to $114,500, net of issuance costs of $15,000. The Company also holds subscriptions receivable of $345,500 at December 31, 2001 in connection with the exercise of these options (see Note 11).

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

       STOCK ISSUED FOR CASH

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

       During the year ended December 31, 2001, two officers of the Company exercised 110,000 shares of their fully vested stock options. The Company recorded $30,000 of cash proceeds from these transactions.

       STOCK ISSUED UPON CONVERSION OF NOTES PAYABLE

       During the year ended December 31, 2001, the Company issued shares of common stock relative to the conversion of convertible notes payable. Total net proceeds from the sale and conversion of the notes was $441,250, net of issuance and commission costs of $46,250.

       STOCK OPTIONS

       In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant. The Company amended the Plan to increase the number of options to purchase 5,000,000 shares of common stock in 2000 and in 2001 increased the number of options to purchase 10,000,000 shares of common stock.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

       STOCK OPTIONS (CONTINUED)

       The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25, FASB123 and related interpretations. Accordingly, compensation costs of approximately $158,000 and $42,000 have been recognized for nonqualified options for the years ended December 31, 2001 and 2000, respectively. In November 1999, the Company extended the expiration date on options previously granted to the CEO to purchase 480,000 shares of common stock. The expiration date was extended by five years to December 31, 2005. No additional compensation cost has been recognized on the extension of the expiration date as there was no change in the intrinsic value of the options. During the year ended December 31, 2001, the CEO exercised 100,000 options and the remaining 380,000 options expired unexercised upon his resignation.

       Under SFAS No.123, the fair value of each option granted during the years ended December 31, 2001 and 2000 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of zero to five years, with an average risk-free interest rate of 4.75% to 5.00%, price volatility of 1.0 to 2.0 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net loss and loss per common share would have been as follows:


                                                  December 31,     December 31,
                                                      2001             2000
                                                 --------------   --------------
       Net loss:
          As reported                            $  (2,212,894)   $  (1,630,111)

          Proforma                               $  (2,475,266)   $  (1,953,785)

       Basic and diluted net loss per share:
          As reported                            $       (0.14)   $       (0.14)

          Proforma                               $       (0.16)   $       (0.16)

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8 - SHAREHOLDER'S EQUITY (Continued)
-----------------------------

       STOCK OPTIONS (CONTINUED)

       A summary of the activity of the stock options for the years ended December 31, 2001 and 2000 is as follows:

                                                       Year ended                   Year ended
                                                    December 31, 2001            December 31, 2000
                                                -------------------------    -------------------------
                                                               Weighted                      Weighted
                                                               Average                       Average
                                                               Exercise                      Exercise
                                                   Shares       Price          Shares         Price
                                                ------------  -----------    -----------  ------------
       Outstanding at beginning of period         2,411,000   $     1.32      3,022,000   $      1.88
       Granted                                    7,662,200         0.24        779,500          0.50
       Canceled                                    (125,000)        1.10       (465,000)         3.14
       Exercised                                 (3,070,000)        0.23       (100,000)         0.10
       Expired                                   (1,030,000)        1.18       (825,500)         2.52
                                                ------------  -----------    -----------  ------------

       Outstanding at end of period               5,848,200   $     1.02      2,411,000   $      1.32
                                                ============  ===========    ===========  ============

       Exercisable at end of period               4,882,700   $     0.99      2,369,000   $      1.24
                                                ============  ===========    ===========  ============

       Weighted-average fair value of options
          granted during the period                           $     0.24                  $      0.42
                                                              ===========                 ============

       Weighted-average remaining contractual
          life of options outstanding at end of period         4.8 years                    2.7 years
                                                              ===========                 ============

NOTE 9 - INCOME TAXES
---------------------

       Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                                  2001           2000
                                                              ------------   ------------
       Deferred tax assets:
          Net operating loss carryforwards                    $ 4,377,000    $ 3,477,000
          Compensation element of stock options issued            982,000        917,000
          Startup costs capitalized for income tax purposes        75,000        197,000
          Other                                                     7,000          7,000
                                                              ------------   ------------
             Gross deferred tax assets                          5,441,000      4,598,000

       Less valuation allowance                                (5,441,000)    (4,580,000)
                                                              ------------   ------------

                                                                       --         18,000

       Deferred tax liabilities, equipment                             --        (18,000)
                                                              ------------   ------------
                                                              $        --             --
                                                              ============   ============

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 9 - INCOME TAXES (Continued)
---------------------

       Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $790,000 from 2000.

       As of December 31, 2001, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $10,751,000 expire as follows:
       $194,000 in 2011, $322,000 in 2012, $3,609,000 in 2018, $2,935,000 in
       2019, $1,580,000 in 2020, and $2,111,000 in 2021. State net operating loss carryforwards totaling approximately $10,546,000 expire as follows:
       $320,000 in 2002, $3,608,000 in 2003, $2,930,000 in 2004, $1,579,000 in
       2005 and $2,109,000 in 2006. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

       A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                          2001            2000
                                                       ----------     ----------

       Income tax benefit at statutory rate            $ 773,000      $ 569,000
       Change in valuation allowance                    (861,000)      (475,000)
       Nondeductible expenses                             (1,000)       (92,000)
       State income taxes, net                           129,000         95,000
       Other                                             (44,420)      (101,782)
                                                       ----------     ----------

                                                       $  (4,420)     $  (4,782)
                                                       ==========     ==========


NOTE 10 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
----------------------------------------------------------------

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses since its inception of approximately $17,046,000, inclusive of noncash charges for capital stock, options and warrant issuance-related activity of approximately $5,328,000. The cumulative losses have reduced net shareholders' equity to approximately $469,000 as of December 31, 2001. At present, the Company's working capital may not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 10 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING (Continued)
----------------------------------------------------------------

       As discussed in Note 1, the Company acquired 100% of the outstanding capital stock of Primeline. Primeline has developed software that provides an online closed-loop sportsbook system. The software has gained regulatory approval from the Nevada Gaming Commission and has been installed at a land-based gaming corporation in Nevada.

       Based on current contract negotiations, management believes the Company will generate sufficient revenues and cash flows from software licensing agreements to meet its current obligations during the year ending December 31, 2002. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until sufficient software licensing revenues and cash flows can be achieved by the Company.


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

       Subsequent to December 31, 2001, the Company received $250,000 relating to a subscription receivable. In addition to this, the Company received an additional $287,000 from the sale of convertible notes, which were all converted into shares of common stock at $0.25 per share, and $570,000 investment from the sale of 2,000,000 shares of common stock on another transaction.

       Subsequent to December 31, 2001, the Company changed its name from Virtgame.com Corp. to VirtGame Corp.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                 Age     Position
----                 ---     --------

Leo I. George        65      Chairman of the Board

Scott A. Walker      43      President, Chief Executive Officer and Director

Bruce Merati         44      Chief Operating Officer and Chief Financial Officer

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

         Mr. Walker has served as a director of the Company since October 1998. Mr. Walker replaced Mr. Paravia as President and Chief Executive Officer in June 2001. Prior to Mr. Walker, Mr. Paravia had served as President and a director of the Company since July 1996 and as Chief Executive Officer of the Company since July 1997. From January 1996 to June 2001, Mr. Walker served as a partner and as General Counsel of MCOM Management Corp. From June 1995 to June 2001, Mr. Walker served as a principal of Walker Worldwide Ltd., an international trading company. From 1986 to 1995, Mr. Walker practiced law with the firm of Walker & Corsa.

         Mr. Merati has served as Chief Financial Officer of the Company since July 27, 1998 and as Chief Operating Officer of the Company since April 2000. >From July 1997 to July 1998, Mr. Merati served as the Controller of The Weekend Exercise Company, Inc., an apparel manufacturer. From 1995 to 1997, Mr. Merati served as the Controller of Airline Interiors, Inc., an airline seat manufacturer. From 1993 to 1995, Mr. Merati served as the Controller of First Affiliated Securities, a securities broker-dealer and investment banker. Mr. Merati is a Certified Public Accountant and a Chartered Accountant in England & Wales and spent seven years as auditor with the London office of PricewaterhouseCoopers.


         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10%stockholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal years ended December 31, 2001 and 2000.

ITEM 10. EXECUTIVE COMPENSATION

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999.


                                   ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                          -------------------------------------  ----------------------------
    NAME AND POSITION     YEAR   SALARY    BONUS      OTHER      RESTRICTED   COMMON SHARES    ALL OTHER COMPEN-
                                                      ANNUAL        STOCK      UNDERLYING           SATION
                                                   COMPENSATION  AWARDS ($)  OPTIONS GRANTED
                                                                               (# SHARES)
------------------------  ----  --------  -------  ------------  ----------  ----------------  -----------------

Scott A. Walker,          2001  $ 56,250    -0-        -0-           -0-         600,000              -0-
President and CEO (1)     2000    -0-       -0-        -0-           -0-           -0-                -0-
                          1999    -0-       -0-        -0-           -0-           -0-                -0-


Bruce Merati,             2001  $112,500    -0-        -0-           -0-        1,000,000             -0-
Chief Operating Officer   2000  $100,000    -0-        -0-           -0-         625,000              -0-
and Chief Financial       1999  $ 90,000    -0-        -0-           -0-           -0-                -0-
Officer (2)

(1) Commencing August 16, 2001, the Company began paying Mr. Walker a salary at the rate of $150,000 per annum.

(2) Commencing July 27, 1998, the Company began paying Mr. Merati a salary at the rate of $85,000 per annum. Effective August 1, 1999, Mr. Merati's salary was increased to $100,000 per annum and effective July 1, 2001 Mr. Merati's salary was increased to $125,000 per annum.


                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------
          NAME            NUMBER OF    % OF TOTAL OPTIONS/SARS   EXERCISE OR EXPIRATION DATE
                          SECURITIES      GRANTED TO EMPLOYEES   BASE PRICE
                          UNDERLYING         IN FISCAL YEAR        ($/SH)
                         OPTIONS/SARS
                         GRANTED (#)
-------------------- ----------------- ------------------------- ----------- ---------------
Scott A. Walker,            600,000             21.9%               $0.25     July 31, 2006
President and CEO

Bruce Merati - Chief      1,000,000             36.5%               $0.25     July 31, 2006
Operating and Chief
Financial Officer


                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------
                                                           NUMBER OF
                      SHARES ACQUIRED                     SECURITIES           VALUE OF
                        ON EXERCISE                       UNDERLYING          UNEXERCISED
          NAME                         VALUE RECEIVED     UNEXERCISED        IN-THE-MONEY
                                                         OPTIONS (SARS       OPTIONS (SARS
                                                         AT FY-END (#)       AT FY-END($)
                                                         EXERCISABLE/        EXERCISABLE/
                                                         UNEXERCISABLE     UNEXERCISABLE(1)
--------------------  ---------------  --------------   ----------------   ------------------
Scott A. Walker,                                           600,000/0          $18,000/$0
President & CEO

Bruce Merati - Chief      10,000           $3,400       1,115,000/500,000   $15,000/$15,000
Operating and Chief
Financial Officer


(1) Calculated based upon a last reported sale price of $0.28 per share of Common Stock, as reported on the OTC Bulletin Board on December 31, 2001.

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

         (b) In July 2001, the Company entered into a two-year employment agreement with its Chief Operating Officer and Chief Financial Officer, Bruce Merati. The agreement provided for a base annual salary of $125,000, and a cash bonus of $30,000 for the first $2,000,000 of capital investment placed with the Company after the signing of the employment agreement. The agreement also provides for a payment of 10% for each software licensing agreement the Company signs with specified companies, up to $25,000 per agreement. The employment agreement also provides for the Company to issue this officer 1,000,000 options at an exercise price of $0.25 per share exercisable for 5 years, of which 50% vest immediately and 50% vest one year from the start of the employment agreement.

         (c) In September 2001, the Company entered into a month-to-month agreement with an interim Chief Executive Officer (the "CEO"), Scott A. Walker where the Company would pay consulting fees in the amount of $12,500 per month until a more permanent arrangement was made. On January 1, 2002, the Company entered into a two-year employment agreement with Mr. Walker. The new agreement provides for a base salary of $150,000, which will be increased to $200,000 thirty days after the Company has placed $2,000,000 in financial institutions. The agreement provides the CEO a cash bonus equal to 3% of any investment capital the CEO obtains for the Company. The agreement also provides for the Company to issue the CEO options in the amounts of 200,000 at an exercise price of $0.50 on January 1, 2002; 200,000 at an exercise price of $1.50 on January 1, 2002; and 400,000 at an exercise price of $1.50 upon the date when the Company's stock trades over $5.00 for thirty consecutive days.

         COMPENSATION OF DIRECTORS. Non-officer directors of the Company did not receive any fees for attending the meeting of the Board of Directors. All directors received reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services, which they perform.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 18, 2002 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

        NAME AND ADDRESS       NUMBER OF SHARES     PERCENTAGE OWNED
----------------------------   ----------------     ----------------
Leo I. George (1)(2)                 1,010,000            4.4%
Daniel B. Najor (1)                  2,843,000           12.9%
Bruce Merati (1)(3)                  1,115,000            4.8%
Scott A. Walker (1)(4)               1,843,836            7.9%
All officers and directors           3,968,836           15.7%
as a group


(1)      Address is 6969 Corte Santa Fe, Suite A, San Diego, California 92121.

(2) Includes options granted to Mr. George to purchase 500,000 shares of Common Stock at an exercise price of $2.46 per share and options to purchase 380,000 shares of Common Stock at an exercise price of $0.25 per share.

(3)      Includes options granted to Mr. Merati to purchase 615,000 shares of

         Common Stock at an exercise price of $0.50 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include options to purchase 500,000 shares of Common Stock at an exercise price of $0.25 per share that are subject to vesting.

(4) Includes 543,836 shares of common stock owned by MCOM Management Corp., with which Mr. Walker is affiliated. Also includes options granted to MCOM Management to purchase 300,000 shares of Common Stock at an exercise price of $0.25 per share. Also includes options granted to Mr. Walker to purchase 600,000 shares of Common Stock at an exercise price of $0.25 per share, and 200,000 shares of Common Stock at an exercise price of $0.50 per share, and 200,000 shares of Common Stock at an exercise price of $1.50 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 as of December 31, 2001 and 2000, and total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 2001 and 2000 was approximately $12,000 and $10,000, respectively. During the year ended December 31, 2001, the Company borrowed $4,700 from two of its employees. These notes do not bear interest and are payable on demand. During the year ended December 31, 2001, the Company entered into a rental agreement with a shareholder, whereby the Company would lease a corporate house on a month-to-month basis. The shareholder received $15,000 as rent and 30,000 options as part of this arrangement

         In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant. The Company amended the Plan to increase the number of options to purchase 5,000,000 shares of common stock in 2000 and in 2001 increased the number of options to purchase 10,000,000 shares of common stock.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - The following exhibits were filed on December 10, 1998 as exhibits to the Company's 10-SB/A.

         3.1 Certificate of Incorporation of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         3.2 Bylaws of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         3.3 Certificate of amendment to Certificate of incorporation of the Company; filed on Definitive Information Statement dated July 7, 1999
         4.1 Specimen of Common Stock Certificate; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.1 Securities Purchase Agreement dated September 5, 1996 between the Company and Unistar Entertainment, Inc.; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.2 Settlement Agreement and Mutual General Release between the Company and CasinoWorld Holdings, Ltd, dated February 26, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.3 Settlement Agreement and Mutual General Release between the Company and Unistar Entertainment, Inc. dated March 6, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.4 Employment Agreement dated September 1, 1997 between the Company and Joseph R. Paravia; filed as exhibit to the Company's 10-SB/A dated December 21, 1998

         10.5  Virtual Gaming Technologies, Inc. 1997 Stock Option Plan; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.6  Employment agreement dated September 2 1999, between the Company and Leo I. George; filed as exhibit to 10-KSB dated March 30, 2000.
         10.7 Employment agreement dated November 2 1999, between the Company and Joseph R. Paravia; filed as exhibit to 10-KSB dated March 30, 2000.
         10.8 Securities Acquisition Agreement dated December 20, 1999 between the Company and Primeline Technologies, Inc.; filed as exhibit to 10-KSB dated March 30, 2000.
         10.9 Software development agreement dated January 20, 2000 between the Company and Coast Resort; filed as exhibit to 10-KSB dated March 30, 2000.
         10.10 Employment Agreement dated July 1, 2001 between the Company and Bruce Merati, filed as exhibit to this report.
         10.11 Consulting Agreements between the Company and MCOM Management dated June 11, 2001 and December 12, 2001, filed as exhibit to this report.
         10.12 Private Placement Agreement with Lighthouse Financial Group LLC dated April 18, 2001 filed as exhibit to this report.
         10.13 Placement Agent Agreement and its Amendments with Lighthouse Financial Group LLC dated June 7, 2001, August 25, 2001 and October 1,2001 filed as exhibit to this report.
         10.14 Employment Agreement dated January 1, 2002 between the Company and Scott A. Walker, filed as exhibit to this report
         21.1 List of Subsidiaries; filed as exhibit to the Company's 10-SB/A dated December 21, 1998

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

VirtGame Corp.
--------------
(Registrant)


Date:  March 29, 2002    By: /s/ Scott A. Walker
                             ---------------------------------------------------
                             President, Chief Executive Officer and Director

Date:  March 29, 2002    By: /s/ Bruce Merati
                             ---------------------------------------------------
                             Chief Operating Officer and Chief Financial Officer


In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2002    By: /s/ Leo I. George
                             ---------------------------------------------------
                             Chairman of the Board


Date:  March 29, 2002    By: /s/ Scott A. Walker
                             ---------------------------------------------------
                             Director