Form 10QSB
period 2002-03-31
VIRTGAME COM CORP
filed 2002-05-15
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                                 ---------------
                 (Name of Small Business Issuer in its charter)



           Delaware                                     33-0716247
--------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




       6969 Corte Santa Fe, # A
         San Diego, California                            92121
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)



         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 858-373-5001
                                                            ------------

                               Virtgame.com Corp.
                               ------------------
                                  (former name)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of March 31, 2002 was 24,114,116.

                                  VITGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2002



                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

            o    Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                 and December 31, 2001                                         3

            o    Consolidated Statements of Operations (unaudited) for three
                 months ended March 31, 2002 and 2001                          5

            o    Consolidated Statements of Cash Flows (unaudited) for
                 three months ended March 31, 2002 and 2001                    6

            o    Notes to Consolidated Financial Statements (unaudited)        7


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations   10

PART 2 - OTHER INFORMATION                                                    12

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 and DECEMBER 31, 2001

                                     ASSETS
                                     ------

                                                     March 31,      December 31,
                                                        2002            2001
                                                    (Unaudited)
                                                    -----------     -----------

Current Assets:
        Cash and cash equivalents                   $  561,684      $   12,045
        Accounts receivable, net of allowances          53,971          68,350
        Prepaid expenses and other assets                6,066           6,152
        Receivable from exercise of options                  -         250,000
                                                    -----------     -----------
        Total current assets                           621,721         336,547
                                                    -----------     -----------

Noncurrent assets:
        Deposits                                        12,699           4,284
        Property and Equipment, net                     58,530          75,459
        Capitalized Software, net                      862,204         932,583
                                                    -----------     -----------

        Total noncurrent assets                        933,433       1,012,326
                                                    -----------     -----------

        Total assets                                $1,555,154      $1,348,873
                                                    ===========     ===========


                                           VIRTGAME CORP.
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2002 and DECEMBER 31, 2001

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

                                                                   March 31,         December 31,
                                                                     2002                2001
                                                                  (Unaudited)
                                                                 -------------      -------------
Current Liabilities:
         Accounts payable                                        $    403,358       $    368,734
         Accrued expenses                                             144,594            258,259
         Current portion of capital lease obligation                    7,394              6,967
         Notes payable                                                238,590            243,290
                                                                 -------------      -------------
         Total current liabilities                                    793,936            877,250
         Long Term Liabilities                                            483              2,469
                                                                 -------------      -------------
         Total liabilities                                            794,419            879,719
                                                                 -------------      -------------
Shareholders' Equity:
         Preferred stock, $.0001 par value, 10,000,000
            shares authorized, none issued or outstanding                   -                  -
         Common stock, $.00001 par value; 100,000,000
            shares authorized; 22,265,116 and 18,112,378
            shares issued and outstanding in 2002 and 2001,
            respectively; 1,849,000 and 1,913,738 issuable
            in 2002 and 2001, respectively                                241                200
         Additional paid-in capital                                18,669,365         17,610,788
         Receivable from exercise of options                         (133,000)           (95,500)
         Accumulated Deficit                                      (17,775,871)       (17,046,334)
                                                                 -------------      -------------

         Total shareholders' equity                                   760,735            469,154
                                                                 -------------      -------------

         Total liabilities and shareholders' equity              $  1,555,154       $  1,348,873
                                                                 =============      =============


                                             VIRTGAME CORP.
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three Months Ended March 31, 2002

                                                                     Three Months Ended March, 31
                                                                        2002               2001
                                                                     (Unaudited)       (Unaudited)
                                                                   -------------      -------------
Revenues:                                                          $     88,897       $    250,799
Operating Expenses:
      Salaries and payroll expenses                                     241,561            232,963
      Other operating expenses                                          566,613            (12,600)
                                                                   -------------      -------------
      Total expenses from operations                                    808,174            220,363
                                                                   -------------      -------------
            (Loss) income from operations before financial
               expense and income taxes                                (719,277)            30,436
Financial income (expense):
      Interest income                                                       103                255
      Interest expense                                                   (8,738)            (8,415)
                                                                   -------------      -------------
      Total financial expense                                            (8,635)            (8,160)
                                                                   -------------      -------------
            (Loss) income from operations before income taxes          (727,912)            22,276
Income tax expense                                                        1,625              1,023
                                                                   -------------      -------------
            (Loss) income from operations                              (729,537)            21,253
                                                                   -------------      -------------
            Net (loss) income                                      $   (729,537)      $     21,253
                                                                   =============      =============
Basic and diluted net loss per share:                              $      (0.03)      $       0.00
                                                                   =============      =============
Shares used to compute basic and diluted net loss per share          21,117,983         12,855,945
                                                                   =============      =============


                                           VIRTGAME CORP.
                                          AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH
                             FLOWS For the Three Months Ended March 31,
                                            2002 and 2001

                                                                           Three Months Ended March, 31
                                                                               2002            2001
                                                                            ----------      ----------
Cash flows from continuing operating activities:
         Net (loss) income from continuing operations                       $(729,537)      $  21,253
         Adjustments to reconcile loss from continuing operations
            to net cash flows used in continuing operating activities:
            Depreciation and amortization                                      87,308          80,234
            Issuance of common stock options and warrants
                for consulting fees and compensation                          177,813               -
         Changes in operating assets and liabilities:
            Decrease (increase) in:
                Accounts receivable                                            72,379               -
                Unbilled revenues                                                   -         (35,366)
                Deposits                                                       (8,415)              -
                Prepaid expenses and other current assets                     250,086         (37,333)
            (Decrease) in:
                Accounts payable and accrued expenses                         (79,040)        (30,876)
                                                                            ----------      ----------
         Net cash flows used in operating activities                         (229,406)         (2,088)
                                                                            ----------      ----------
Cash flows from investing activities:
         Proceeds from the sale of property and equipment                           -          11,010
         Capitalization of software development cost                                -        (217,975)
                                                                            ----------      ----------
         Net cash flows used in investing activities                                -        (206,965)
                                                                            ----------      ----------
Cash flows from financing activities:
         Net proceeds from the issuance of common stock                       785,300         110,514
         Payments on notes payable                                             (4,700)              -
         Principal payments under capital lease                                (1,555)         (1,515)
                                                                            ----------      ----------
         Net cash flows provided by financing activities                      779,045         108,999
                                                                            ----------      ----------
Net increase (decrease) in cash and cash equivalents                          549,639        (100,054)

Cash and cash equivalents at beginning of year                                 12,045         123,053
                                                                            ----------      ----------
Cash and cash equivalents at end of period                                  $ 561,684       $  22,999
                                                                            ==========      ==========
Supplemental Disclosures of Cash Flow Information
         Cash paid during the period for:
            Interest                                                        $   8,738       $   8,415
                                                                            ==========      ==========
            Income Taxes                                                    $   1,625       $   1,023
                                                                            ==========      ==========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of VirtGame Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2001. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------

VirtGame has built comprehensive and scalable client/server software platforms for lottery, casino, sports wagering and racing software applications that are customizable for private label use. The Company is leveraging its technology and know-how to develop and provide innovative solutions to licensed land based casinos and lottery operators around the world. Gaming has developed into a highly specialized industry. Gaming companies' expertise in branding, logistics, customer relationship management, statistics, new distribution channels and expansion into new marketplaces has created a need for new and highly integrated technology products to help it meet the demands of the next generation marketplace. To meet these demands, regulatory frameworks are evolving rapidly to meet the technological changes currently taking place in the software and telecommunication arenas. VirtGame's goal is to develop and integrate various solutions to comply with the regulatory concerns relating to the new software technology and telecommunication developments.

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

Private Placement
-----------------

In March 2001, the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 14 Units have been sold for the gross proceeds of $525,000. All, but one, holders of these notes have exercised their rights, under the terms of the notes, to convert their notes to common stock at $0.25 per share, i.e. $487,500 in additional paid in capital representing 1,950,000 shares of common stock were issued during the year. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's common stock at $0.25 per share, of which 1,300,000 options were exercised and the balance is outstanding at the time of this report.

During the year ending December 31, 2001, one consultant exercised options to buy 1,000,000 shares at the exercise price of $0.25 per share, one officer exercised options to buy 100,000 shares at exercise prices of $0.25 per share, and another officer exercised options to buy 10,000 shares at exercise price of $0.50 per share.

During the year ending December 31, 2001, the Company issued 1,000,000 shares of common stock to one consultant and has signed an agreement to issue 500,000 shares to another consultant, which is yet to be issued at the time of this report. The expenses related to the issuance of all of these shares were recognized during the year ending December 31, 2001.

During the three months ended March 31, 2002 the Company issued 1,074,000 shares of its common stock at $0.25 per share pursuant to a private placement and issued 200,000 shares to a finder. Pursuant to another private placement, the company issued 2,000,000 shares for $570,000 during the first quarter of year 2002, of these shares, 1,000,000 shares were issued at $0.32 per share with 180 days registration rights and the other 1,000,000 shares were issued at $0.25 per share with no registration rights. Also during the quarter ending March 31, 2002 the Company issued 100,000 shares of common stock in exchange for $32,400 owed to an officer of the Company.

During the quarter ended March 31, 2002 one consultant exercised his options to buy 74,000 shares, another consultant exercised her options to buy 160,000 shares and another consultant exercised his options to buy 150,000 shares of the Company's common stock, all of these options had the exercise price of $0.25 per share. During the first quarter of year 2002, the Company issued 330,000 shares of its common stock to four consultants in connection with services rendered. The cost of the shares issued for services in the first quarter of year 2002 was expensed in the same quarter.

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

Revenue recognition
-------------------

The Company generates revenue as an application software provider for the gaming and lottery industries.

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

Capitalized Software
--------------------

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the quarters ended March 31, 2002 and 2001 was $70,380 and $59,481 respectively. Research and development costs expensed for the quarters ended March 31, 2002 and 2001 was $186,669 and $0 respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

The Company has derived all its revenues from licensing its software to the gaming and lottery industries. During the three months ended March 31, 2002, the Company received $1,147,000 of new financings to pursue its plan of operation as a software provider to the gaming and lottery industries and to pursue its gaming licensing application in Nevada, U.S.A and Ontario, Canada. The Company continued to focus on development of gaming and lottery software applications and continued finalizing completion of two of its contracts in Argentina, which are expected to go live in the second quarter of year 2002. During the quarter ended March 31, 2002 the Company responded to several requests for gaming and lottery application proposals in the U.S. and Canada.

The Company's plan of operations is to provide software application services, sell and lease its software products to distributors of restricted on line content including Casinos, State and National Lotteries and any other application that requires controlling and assuring the geographical access point of users. The Company also intends to be the leading brand back-end application software provider to the licensed and land based gaming industry.

Comparison of operations to prior year quarter
----------------------------------------------

Revenues from software application services were $88,897 for the three months ending March 31, 2002 and $250,799 for the prior year quarter ended March 31, 2001. The decrease in revenue was due to lower initial software licensing fees during the first quarter of year 2002 versus the prior year's first quarter.

Operating expenses increased by 267% to $808,174 for the three months ended March 31, 2002 compared to $220, 363 during the prior year quarter. The increase in operating expenses was primarily due to investigation fees relating to gaming licensing applications for Nevada, U.S.A and Ontario, Canada during the first quarter of year 2002, non-cash expenses of $177,813 relating to issuance of shares of common stock to consultants in the first quarter of year 2002 compared to $0 in the prior year as well as $217,975 of software that was capitalized in the first quarter of year 2001 compared to $0 in year 2002. Interest expense increased to $8,738 for the three months ended March 31, 2002 from $8,415 for the prior three months ended March 31, 2001.

Net loss from operations for the three months ended March 31, 2002 was $729,537 compared to net income from operations of $21,253 for the three months ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002 the Company had $561,684 in cash and cash equivalents compared to $12,045at December 31, 2001. Working capital deficit at March 31, 2002 improved by $368,488 to negative working capital of $172,215 from $540,703 on December 31, 2001. The increase in working capital was due to proceeds of sale of shares of common stock during the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its Internet gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. As of March 31, 2002, the Company had shareholders' equity of $760,731 compared to $469,154 at December 31, 2001.

There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 2001 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements
--------------------------

This Quarterly Report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's 2001 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this report; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal year 2001; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should on or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                    Inapplicable.

Item 2.  Changes in Securities.
         ----------------------

During the three months ended March 31, 2002 the Company issued 1,074,000 shares of its common stock at $0.25 per share pursuant to a private placement and issued 200,000 shares to a finder. Pursuant to another private placement, the company issued 2,000,000 shares for $570,000 during the first quarter of year 2002, of these shares, 1,000,000 shares were issued at $0.32 per share with 180 days registration rights and the other 1,000,000 shares were issued at $0.25 per share with no registration rights. Also during the quarter ending March 31, 2002 the Company issued 100,000 shares of common stock in exchange for $32,400 owed to an officer of the Company.

During the quarter ended March 31, 2002 one consultant exercised his options to buy 74,000 shares, another consultant exercised her options to buy 160,000 shares and another consultant exercised his options to buy 150,000 shares of the Company's common stock, all of these options had the exercise price of $0.25 per share. During the first quarter of year 2002, the Company issued 330,000 shares of its common stock to four consultants in connection with services rendered. The cost of the shares issued for services in the first quarter of year 2002 was expensed in the same quarter.

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

                    None

         (b)      Reports on Form 8-K

                    Inapplicable.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VirtGame Corp.
(Registrant)

Date:     March 13, 2002                                 /s/  BRUCE MERATI
                                                         -----------------------
                                                         Bruce Merati
                                                         Chief Financial Officer