Form 10QSB
period 2002-06-30
VIRTGAME COM CORP
filed 2002-08-14
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                                 ---------------
                 (Name of Small Business Issuer in its charter)



           Delaware                                     33-0716247
-------------------------------            -------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




        6969 Corte Santa Fe, # A
          San Diego, California                           92121
----------------------------------------          ----------------------
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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of June 30, 2002 was 24,693,016.

                                  VITGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                           QUARTER ENDED JUNE 30 2002



                                                                           Page
                                                                          Number
                                                                          ------
PART 1 - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

         o    Consolidated Balance Sheets as of June 30, 2002 (unaudited)
              and December 31, 2001                                            3

         o    Consolidated Statements of Operations (unaudited) for six
              months and three months ended June 30, 2002 and 2001             5

         o    Consolidated Statements of Cash Flows (unaudited) for six
              months and three months ended June 30, 2002 and 2001             6

         o    Notes to Consolidated Financial Statements (unaudited)           7


     ITEM 2.  Management's Discussion and Analysis or Plan of Operations      10

PART 2 - OTHER INFORMATION                                                    12

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 and DECEMBER 31, 2001

                                     ASSETS
                                     ------

                                                    June 30,        December 31,
                                                      2002             2001
                                                   (Unaudited)       (Audited)
                                                   -----------      -----------
Current assets:
 Cash and cash equivalents                         $   97,086       $   12,045
 Accounts receivable, net of allowances                69,804           68,350
 Prepaid expenses and other current assets             12,556            6,152
 Receivable from exercise of options                       --          250,000
                                                   -----------      -----------
 Total current assets                                 179,446          336,547
                                                   -----------      -----------

Noncurrent assets:
 Deposits                                              10,399            4,284
 Property and Equipment, net                           53,420           75,459
 Capitalized Software, net                            797,396          932,583
                                                   -----------      -----------
 Total noncurrent assets                              861,215        1,012,326
                                                   -----------      -----------

 Total assets                                      $1,040,661       $1,348,873
                                                   ===========      ===========

                                      VIRTGAME CORP.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2002 and DECEMBER 31, 2001

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

                                                             June 30,        December 31,
                                                               2002              2001
                                                           (Unaudited)        (Audited)
                                                          -------------      -------------
 Current liabilities:
  Accounts payable                                        $    243,346       $    368,734
  Accrued expenses                                              99,940            258,259
  Current portion of capital lease obligation                    5,849              6,967
  Notes payable                                                201,090            243,290
                                                          -------------      -------------
  Total current liabilities                                    550,225            877,250
  Long-term liabilities                                            362              2,469
                                                          -------------      -------------
  Total liabilities                                            550,587            879,719
                                                          -------------      -------------
Shareholders' equity:
  Preferred stock, $.0001 par value, 10,000,000
     shares authorized, none issued or outstanding                  --                 --
  Common stock, $.00001 par value; 100,000,000
     shares authorized; 24,028,016 and 18,112,378
     shares issued and outstanding in 2002 and 2001,
     respectively; 665,000 and 1,913,738 issuable
     in 2002 and 2001, respectively                                247                200
  Additional paid-in capital                                18,830,616         17,610,788
  Receivable from exercise of options                         (133,000)           (95,500)
  Accumulated deficit                                      (18,207,789)       (17,046,334)
                                                          -------------      -------------

  Total shareholders' equity                                   490,074            469,154
                                                          -------------      -------------

  Total liabilities and shareholders' equity              $  1,040,661       $  1,348,873
                                                          =============      =============

                                                VIRTGAME CORP.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Six and Three Months Ended June 30, 2002 and 2001

                                                                Six Months Ended June, 30            Three Months Ended June, 30
                                                                 2002                2001              2002              2001
                                                             (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
                                                            -------------      -------------      -------------      -------------
Revenues:                                                  $     191,940       $    370,285       $    103,043       $    119,486
Operating expenses:
      Salaries and payroll expenses                              461,890            450,765            220,329            217,802
      Other operating expenses                                   906,288            174,469            339,675            187,069
                                                            -------------      -------------      -------------      -------------
      Total expenses from operations                           1,368,178            625,234            560,004            404,871
                                                            -------------      -------------      -------------      -------------
            Loss from operations before financial
                 expense and income taxes                     (1,176,238)          (254,949)          (456,961)          (285,385)
Financial income (expense):
      Interest income                                                515                329                412                 74
      Other income                                                 2,133                 --              2,133                 --
      Interest expense                                           (14,349)           (21,495)            (5,611)           (13,080)
                                                            -------------      -------------      -------------      -------------
      Total financial expense                                    (11,701)           (21,166)            (3,066)           (13,006)
                                                            -------------      -------------      -------------      -------------
            Loss from operations before income taxes          (1,187,939)          (276,115)          (460,027)          (298,391)
Income tax expense                                                 2,482              4,109                857              3,086
                                                            -------------      -------------      -------------      -------------
            Loss before extraordinary gain                    (1,190,421)          (280,224)          (460,884)          (301,477)
            Extraordinary gain on partial cancellation
                 of notes payable, net of $0 in income
                 taxes ($0.00 per share)                          28,966                 --             28,966                 --
                                                            -------------      -------------      -------------      -------------
            Net Loss                                        $ (1,161,455)      $   (280,224)      $   (431,918)      $   (301,477)
                                                            =============      =============      =============      =============
Basic and diluted net loss per share
      before extraordinary gain:                            $      (0.05)      $      (0.02)      $      (0.02)      $      (0.02)
                                                            =============      =============      =============      =============

Shares used to compute basic and diluted net loss
       per share                                              26,348,626         13,374,903         24,188,691         13,734,850
                                                            =============      =============      =============      =============


                                                 VIRTGAME CORP
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Six Months Ended June 30, 2002 and 2001

                                                                             Six months ended June 30,
                                                                               2002              2001
                                                                            (Unaudited)       (Unaudited)
                                                                           ------------      ------------
Cash flows from continuing operating activities:
          Net loss from continuing operations                              $(1,161,455)      $  (280,224)
          Adjustments to reconcile loss from continuing operations
           to net cash flows used in continuing operating activities:
           Extraordinary gain on forgiveness of debt                           (28,966)               --
           Depreciation and amortization                                       173,691           169,842
           Issuance of common stock options and warrants
            for consulting fees and compensation                               292,571                --
          Changes in operating assets and liabilities:
           Decrease (increase) in:
            Accounts receivable                                                 94,046                --
            Unbilled revenues                                                       --           (27,925)
            Prepaid expenses and other current assets                          243,596          (100,773)
           (Decrease) in:
            Accounts payable and accrued expenses                             (254,738)          (72,295)
                                                                           ------------      ------------

          Net cash flows used in continuing operating activities              (641,255)         (311,375)
                                                                           ------------      ------------
          Cashflows provided by discontinued operating activities                   --            11,011
                                                                           ------------      ------------
Cash flows from investing activities:
          (Increase) decrease in deposits                                       (6,115)            4,182
          Purchase of property and equipment                                   (10,810)               --
          Capitalization of software development cost                           (5,654)         (215,667)
                                                                           ------------      ------------

          Net cash flows used in investing activities                          (22,579)         (211,485)
                                                                           ------------      ------------
Cash flows from financing activities:
          Net proceeds from the issuance of common stock                       794,300           359,964
          Borrowings on notes payable                                               --            37,500
          Payments on notes payable                                            (42,200)               --
          Principal payments under capital lease                                (3,225)           (2,463)
                                                                           ------------      ------------
          Net cash flows provided by financing activities                      748,875           395,001
                                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents                            85,041          (127,859)
Cash and cash equivalents at beginning of year                                  12,045           123,053
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $    97,086       $    (4,806)
                                                                           ============      ============

Supplemental disclosures of cash flow information
         Cash paid during the period for:
           Interest                                                        $    14,349       $     3,471
                                                                           ============      ============
           Income Taxes                                                    $     2,482       $     4,109
                                                                           ============      ============
Supplemental disclosure of non-cash investing and
         financing activities:
           Receivable from exercise of options                             $   133,000       $        --
                                                                           ============      ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These consolidated financial statements of VirtGame Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2001. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

On August 5, 2002 the Company announced it had signed a five-year exclusive distributorship agreement with Las Vegas Dissemination Company ("LVDC") to distribute its race and sports book software in the state of Nevada. LVDC is the exclusive pari-mutuel systems operator for Nevada casino race books, and is the only company ever to be licensed by the Nevada gaming authorities to serve in this capacity.

The Company's corporate web site is at www.VirtGame.com, its demo sports book software is at www.PrimelineSports.com, a sample of its lottery product is at: www.LoteriaDelSur.com.

Private Placement
-----------------

In March 2001 the Company started a private placement of 16 Units of 10% Subordinated Notes for a principal amount of $37,500 per Unit, and a warrant to purchase 150,000 shares of Common Stock of the Company. To date, 14 Units have been sold for the gross proceeds of $525,000 and up to the end of the first quarter of 2002, all but one note holder had exercised their rights to convert their notes to common stock at $0.25 per share. The total of these converted notes amounted to $487,500 in additional paid in capital representing 1,950,000 shares of common stock that were issued during year ending 2001. The remaining note holder converted her $37,500 note plus $3,750 of accrued interest into 165,000 shares of common stock at $0.25 per share during the second quarter of year 2002. Proceeds of the sale of the shares were applied towards the Company's software development and working capital. There were finders involved in raising this capital and the finders received 3,100,000 options to buy the Company's common stock at $0.25 per share, of which 1,300,000 options were exercised and the balance is outstanding at the time of this report.

During the year ending December 31, 2001 one consultant exercised options to buy 1,000,000 shares at the exercise price of $0.25 per share, one officer exercised options to buy 100,000 shares at exercise prices of $0.25 per share, and another officer exercised options to buy 10,000 shares at exercise price of $0.50 per share.

During the year ending December 31, 2001, the Company issued 1,000,000 shares of common stock to one consultant and has signed an agreement to issue 500,000 shares to another consultant, which is yet to be issued at the time of this report. The expenses related to the issuance of all of these shares were recognized during the year ending December 31, 2001.

During the three months ended March 31, 2002 the Company issued 1,074,000 shares of its common stock at $0.25 per share pursuant to a private placement and issued 200,000 shares to a finder. Pursuant to another private placement, the company issued 2,000,000 shares for $570,000 during the first quarter of year 2002. Of these shares, 1,000,000 shares were issued at $0.32 per share with 180 days registration rights and the other 1,000,000 shares were issued at $0.25 per share with no registration rights. Also during the quarter ending March 31, 2002 the Company issued 100,000 shares of common stock in exchange for $32,400 owed to an officer of the Company.

During the quarter ended March 31, 2002 one consultant exercised his options to buy 74,000 shares, another consultant exercised her options to buy 160,000 shares and another consultant exercised his options to buy 150,000 shares of the Company's common stock; all of these options had the exercise price of $0.25 per share. During the first quarter of year 2002, the Company issued 330,000 shares of its common stock to four consultants in connection with services rendered. The cost of the shares issued for services in the first quarter of year 2002 was expensed in the same quarter.

During the quarter ending June 30, 2002, the only note holder, out of the 14 Units of 10% Subordinated Notes issued in 2001 that had not converted to shares of common stock, also exercised her right to convert her $37,500 note plus $3,750 of accrued interest into 165,000 shares of common stock at $0.25 per share. During the quarter, the Company issued 48,500 shares of its common stock to three consultants in connection with services rendered and expensed the cost of these shares in the same quarter. Also during the quarter, one consultant exercised his options to buy 250,000 shares of common stock at the exercise price of $0.30 per share and the Company issued 115,400 shares of common stock at $0.39 per share in exchange for $45,000 owed to two vendors.

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

Capitalized Software
--------------------

Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended June 30, 2002 and 2001 was $70,462 and $81,000 respectively. Research and development costs expensed for the quarters ended June 30, 2002 and 2001 was $112,761 and $120,551 respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

We provide integrated software products for the regulated gaming and lottery industries. During the quarter ended June 30, 2002 we received a license from the Alcohol and Gaming Commission of Ontario to market and sell sports wagering software to gaming operators in Ontario, Canada. On August 5, 2002 we announced a five-year exclusive distributorship agreement with Las Vegas Dissemination Company ("LVDC") to distribute our race and sports book software in the state of Nevada. LVDC is the exclusive pari-mutuel systems operator for the Nevada casino race books, and is the only company ever to be licensed by the Nevada gaming authorities to serve in this capacity.

We offer to licensed casinos, sports wagering and lottery operations a comprehensive suite of server based software products such as:

         o distribution of casino games, sports wagering and lotteries through various distribution channels, including over-the-counter, stand-alone kiosks and online via closed-loop Intranets or the Internet;
         o a secure environment that complies with gaming regulations, including jurisdictional screening, age verification and identity authentication; and
         o customer management solutions, including managerial and financial reports and client data mining.

We derive our revenues from licensing software to the gaming and lottery industries. During the three months ended March 31, 2002 we received $1,147,000 of new financings to pursue our plan of operation as a software provider to the gaming and lottery industries and to pursue gaming licensing application in Nevada, U.S.A and Ontario, Canada.

Our business model is based on a strategy of developing a suite of next generation software products for the traditional land-based or "brick-and-mortar" gaming and lottery companies, including a turnkey solution that will enable the operator to offer casino games, sports wagering and lotteries on a server based network, either in a closed loop Intranet system or on the Internet combined with our proprietary e-BorderControl. Our revenue model is based on licensing, software development fees, maintenance fees and transaction fees.

Comparison of operations to prior year quarter
----------------------------------------------

Revenues from software application services were $103,043 for the three months ending June 30, 2002 and $119,486 for the prior year quarter ended June 30, 2001. Revenues for the six months ending June 30, 2002 and June 30, 2001 were $191,940 and $370,285 respectively. The decrease in revenues for the first half of this year versus the prior year's same period was due to lower initial software licensing fees from new customers as the Company focused most of its efforts in regulatory licensing and system software integration and customization in anticipation of entering into the Nevada and Ontario markets.

Operating expenses increased by 38% to $560,004 for the three months ended June 30, 2002 compared to $404,871during the prior year quarter. The increase in operating expenses was primarily due to, non-cash expenses of $115,000 relating to issuance of shares and options to consultants in the second quarter of year 2002 as well as gaming licensing and related attorney's expenses. For the six months ended June 30, 2002 operating expenses increased by 119% from the previous first six months primarily due to investigation fees relating to gaming licensing applications for Nevada, U.S.A and Ontario, Canada during the first half of year 2002, non-cash expenses of approximately $293,000 relating to issuance of shares of common stock to consultants in the first half of year 2002. Also during the first half of 2002, the Company expensed almost all software development costs as operating expenses while during the same period last year about $210,000 of operating expenses were capitalized as Software.

Interest expense decreased to $5,611 for the three months ended June 30, 2002 from $13,080 for the prior three months ended June 30, 2001and to $14,349 for the first six months ended June 30, 2002 from $21,495. The reason for the drop in the interest expense was that due to partial cancellation of a note by the founder of the Company. During the quarter ending June 30, 2002, the founder of the Company agreed to waive all of the $28,966 interest we had accrued on his original $85,000 notes. It was further agreed that the remaining $85,000 indebtedness would not accrue any further interest, be payable on May 15, 2003 and if not paid by that date to start accruing interest at the original 12% per year as of that date.

Net loss from operations for the three months ended June 30, 2002 was $431,918 compared to net loss from operations of $301,477 for the three months ended June 30, 2001. For the six months ended June 30, 2002 net loss from operation was $1,161,455 compared to net loss of $280,224 for the six months ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002 the Company had $97,086 in cash and cash equivalents compared to $12,045 at December 31, 2001. Working capital deficit at June 30, 2002 improved by $169,924 to negative working capital of $370,779 from $540,703 on December 31, 2001. The increase in working capital was due to proceeds of sale of shares of common stock during the period. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. As of June 30, 2002, the Company had shareholders' equity of $490,074 compared to $469,154 at December 31, 2001.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                    Inapplicable.

Item 2.  Changes in Securities.
        ----------------------

During the quarter ending June 30, 2002 the only note holder, out of the 14 Units of 10% Subordinated Notes issued in 2001, that had not converted to shares of common stock also exercised her right to convert her $37,500 note plus $3,750 of accrued interest into 165,000 shares of common stock at $0.25 per share. During the quarter ending June 30, 2002, the Company issued 48,500 shares of its common stock to three consultants in connection with services rendered and expensed the cost of these shares in the same quarter. Also during the quarter, one consultant exercised his options to buy 250,000 shares of common stock at the exercise price of $0.30 per share and the company issued 115,400 shares of common stock at $0.39 per share in exchange for $45,000 owed to two vendors.

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

During the quarter ended March 31, 2002 one consultant exercised his options to buy 74,000 shares, another consultant exercised her options to buy 160,000 shares and another consultant exercised his options to buy 150,000 shares of the Company's common stock, all of these options had the exercise price of $0.25 per share. During the first quarter of year 2002 the Company issued 330,000 shares of its common stock to four consultants in connection with services rendered. The cost of the shares issued for services in the first quarter of year 2002 was expensed in the same quarter.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

                    Inapplicable.
Item 5. Other Information.
        -----------------

                    Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)      Exhibits
---      --------

         99.1       Certification of Chief Executive Officer and Chief Financial
                    Officer

(b)      Reports on Form 8-K
---      -------------------

                    Inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VirtGame Corp.
(Registrant)

Date:     August 13, 2002                           /s/  BRUCE MERATI
                                                    ----------------------------
                                                     Bruce Merati
                                                     Chief Financial Officer