Form 10QSB
period 2002-09-30
VIRTGAME COM CORP
filed 2002-11-15
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                                 --------------
                 (Name of Small Business Issuer in its charter)



         Delaware                                         33-0716247
----------------------------------          ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




     6969 Corte Santa Fe, # A
      San Diego, California                                92121
----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)



         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 858-373-5001
                                                            ------------

                                 Not Applicable
                                 --------------
                                  (former name)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]      NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of September 30, 2002 was 25,085,016.

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2002



                                                                                                       Page
                                                                                                      Number
 PART 1 - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

           o    Consolidated Balance Sheets as of September 30, 2002 (unaudited)                        3
                and December 31, 2001

           o    Consolidated Statements of Operations (unaudited) for nine months and three             5
                months ended September 30, 2002 and 2001

           o    Consolidated Statements of Cash Flows (unaudited) for nine months ended                 6
                September 30, 2002 and 2001

           o    Notes to Consolidated Financial Statements (unaudited)                                  7


         ITEM 2.  Management's Discussion and Analysis or Plan of Operations                            10

 PART 2 - OTHER INFORMATION                                                                             13

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 and DECEMBER 31, 2001

                                     ASSETS
                                     ------

                                                   September 30,    December 31,
                                                        2002             2001
                                                    (Unaudited)       (Audited)
                                                   --------------     ----------

Current assets:
 Cash                                               $    7,017        $   12,045
 Accounts receivable, net of allowances                 42,038            68,350
 Prepaid expenses and other current assets              12,549             6,152
 Receivable from exercise of options                         -           250,000
                                                    ----------        ----------
 Total current assets                                   61,604           336,547
                                                    ----------        ----------

Noncurrent assets:
 Deposits                                                9,799             4,284
 Property and equipment, net                            41,897            75,459
 Capitalized software, net                             726,734           932,583
                                                    ----------        ----------
 Total noncurrent assets                               778,430         1,012,326
                                                    ----------        ----------

 Total assets                                       $  840,034        $1,348,873
                                                    ==========        ==========

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 and DECEMBER 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                September 30,       December 31,
                                                                     2002              2001
                                                                 (Unaudited)        (Audited)
                                                               -----------------  -----------------
 Current liabilities:
   Accounts payable                                             $       353,858     $      368,734
   Accrued expenses                                                     249,808            258,259
   Current portion of capital lease obligation                            4,506              6,967
   Notes payable                                                        261,090            243,290
                                                               -----------------  -----------------
   Total current liabilities                                            869,262            877,250
   Long-term liabilities                                                      -              2,469
                                                               -----------------  -----------------
   Total liabilities                                                    869,262            879,719
                                                               -----------------  -----------------
 Shareholders' equity:
   Preferred stock, $.0001 par value, 10,000,000
    shares authorized, none issued or outstanding                             -                  -
   Common stock, $.00001 par value; 100,000,000
    shares authorized; 24,485,016 and 17,692,928
    shares issued and outstanding in 2002 and 2001,
    respectively; 516,262 and 1,527,552 issuable
    in 2002 and 2001, respectively                                          250                200
   Additional paid-in capital                                        18,986,326         17,610,788
   Receivable from exercise of options                                (103,000)           (95,500)
   Accumulated deficit                                             (18,912,804)       (17,046,334)
                                                               -----------------  -----------------

   Total shareholders' equity                                          (29,228)            469,154
                                                               -----------------  -----------------

   Total liabilities and shareholders' equity                   $       840,034    $     1,348,873
                                                               =================  =================

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Nine and Three Months Ended September 30, 2002 and 2001

                                                                 Nine Months Ended September 30      Three Months Ended September 30
                                                                      2002              2001            2002                2001
                                                                  (Unaudited)      (Unaudited)        (Unaudited)        (Unaudited)
                                                                 -------------     ------------      ------------      -------------
Revenues:                                                        $    209,803      $    513,635      $     17,863      $    143,350
Operating expenses:
    Salaries and payroll expenses                                     660,048           872,914           198,158           422,149
    Other operating expenses                                        1,423,944         1,302,422           517,655         1,127,953
                                                                 ------------      ------------      ------------      ------------
    Total expenses from operations                                  2,083,992         2,175,336           715,813         1,550,102
                                                                 ------------      ------------      ------------      ------------
         Loss from operations before financial
             expense and income taxes                              (1,874,189)       (1,661,701)         (697,950)       (1,406,752)
Financial income (expense):
    Interest income
    Other income                                                        2,133                 -                 -                 -
    Interest expense                                                  (20,427)          (30,639)           (6,078)           (9,144)
                                                                 ------------      ------------      ------------      ------------
    Total financial expense                                           (17,778)          (30,300)           (6,077)           (9,134)
                                                                 ------------      ------------      ------------      ------------
         Loss from operations before income taxes                  (1,891,967)       (1,692,001)         (704,027)       (1,415,886)

Income tax expense                                                      3,469             4,316               987               207
                                                                 ------------      ------------      ------------      ------------
         Loss before extraordinary gain                            (1,895,436)       (1,696,317)         (705,014)       (1,416,093)
         Extraordinary gain on partial cancellation
             of notes payable, net of $0 in income
             taxes ($0.00 per share)                                   28,966                 -                 -                 -
                                                                 ------------      ------------      ------------      ------------
         Net Loss                                                $ (1,866,470)     $ (1,696,317)     $   (705,014)     $ (1,416,093)
                                                                 ============      ============      ============      ============
Basic and diluted net loss per share
    before extraordinary gain:                                   $      (0.07)     $      (0.13)     $      (0.03)     $      (0.10)
                                                                 ============      ============      ============      ============

Extraordinary item                                               $       0.00      $       0.00      $       0.00      $       0.00
                                                                 ============      ============      ============      ============

Shares used to compute basic and diluted net loss
    per share                                                      27,778,883        13,374,903        24,859,994        13,734,850
                                                                 ============      ============      ============      ============

                                                       VIRTGAME CORP.
                                                      AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Nine Months Ended September 30, 2002 and 2001

                                                                                        Nine months ended September 30,
                                                                                           2002                2001
                                                                                     --------------       -------------
Cash flows from continuing operating activities:
           Net loss from continuing operations                                       $  (1,866,470)       $  (1,696,317)
           Adjustments to reconcile loss from continuing operations
           to net cash flows used in continuing operating activities:
           Extraordinary gain on forgiveness of debt                                       (28,966)                   -
           Depreciation and amortization                                                   256,895               91,026
           Issuance of common stock options and warrants
            for consulting fees and compensation                                           398,788              883,384
           Bad debts                                                                             -               94,750
           Changes in operating assets and liabilities:
            Decrease (increase) in:
             Accounts receivable                                                           151,812             (264,889)
             Unbilled revenues                                                                   -              (26,975)
             Prepaid expenses and other current assets                                     243,603              (87,299)
            Increase in:
             Accounts payable and accrued expenses                                           5,639              100,775
                                                                                     -------------        -------------
           Net cash flows used in continuing operating activities                         (838,699)            (905,547)
                                                                                     -------------        -------------
Cash flows from investing activities:
           (Increase) in deposits                                                           (5,515)                (296)
           Purchase of property and equipment                                              (11,830)                   -
           Capitalization of software development cost                                      (5,654)             (46,728)
                                                                                     -------------        -------------

           Net cash flows used in investing activities                                     (22,999)             (47,024)
                                                                                     -------------        -------------

Cash flows from financing activities:
           Net proceeds from the issuance of common stock                                  843,800              789,964
           Borrowings on notes payable                                                      72,000               37,500
           Payments on notes payable                                                       (54,200)                   -
           Principal payments under capital lease                                           (4,930)              (4,175)
                                                                                     -------------        -------------

           Net cash flows provided by financing activities                                 856,670              823,289
                                                                                     -------------        -------------

Net (decrease) in cash and cash equivalents                                                 (5,028)            (118,271)
Cash and cash equivalents at beginning of year                                              12,045              123,053
                                                                                     -------------        -------------
Cash and cash equivalents at end of period                                           $       7,017        $       4,782
                                                                                     =============        =============
           Supplemental Disclosures of Cash Flow Information
           Cash paid during the period for:
            Interest                                                                 $      20,427        $      30,639
                                                                                     =============        =============
            Income Taxes                                                             $       3,469        $       4,316
                                                                                     =============        =============
           Supplemental disclosures of non-cash investing and
           financing activities:
            Receivable from exercise of options                                      $     133,000        $           -
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

General
-------

We have built comprehensive and scalable client/server software platforms for lottery, casino, sports wagering and racing software applications that are customizable for private label use. The Company is leveraging its technology and know-how to develop and provide innovative solutions to licensed land based casinos and lottery operators around the world. We received a manufacturer's and a distributor's license from the Nevada Gaming Commission on October 24, 2002 which is limited for 18 months and will be reviewed in April 2004. We obtained an Associated Equipment approval from the Nevada Gaming Control Board in October 2000 for the first closed-loop sports wagering system in Nevada. Closed-loop systems are controlled-access private computer networks. We are working toward offering a complete software solution and pari-mutuel services package to race and sports books in Nevada, and deploying race-and-sports-themed games of chance into casino race and sports book areas. These games would provide wagering opportunities during less active periods when no or limited horse racing or sporting event wagering is available.

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

The Company offers an online distribution channel for traditional brick-and-mortar gaming companies. Utilizing an Internet e-BorderControl technology, VirtGame can design and construct private-label online casinos and sports books available exclusively for online users in Nevada. The Company has developed an over-the-counter solution that integrates conventional Nevada-style casino sports books with the Internet/Intranet. The Company has developed PrimeLine, an over-the-counter sports book that is approved in Nevada, and is capable of seamless integration with the Company's e-BorderControl technology to offer sports wagering on the Company's proprietary Nevada Intranet system.

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

The Company's corporate web site is at WWW.VIRTGAME.COM, its demo sports book software is at WWW.PRIMELINESPORTS.COM, a sample of its lottery product is at:
WWW.LOTERIADELSUR.COM. The information contained in our web sites does not constitute part of this report.


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

During the year ending December 31, 2001 the Company issued 1,000,000 shares of common stock to one consultant and has signed an agreement to issue 500,000 shares to another consultant, which is yet to be issued at the time of this report. The expenses related to the issuance of all of these shares were recognized during the year ending December 31, 2001.

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

During the quarter ending September 30, 2002 the Company issued 48,000 shares of its common stock at $0.25 per shares pursuant to the private placement that was started in March 2001. During the quarter, the Company issued 220,000 shares of its common stock to three consultants in connection with services rendered and issued 100,000 shares of common stock to a broker dealer as an investment-banking fee and issued 24,000 shares of common stock to a lender as a loan fee which were all expensed in the third quarter.

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

Capitalized Software
--------------------

Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended September 30, 2002 and 2001 was $70,662 and $70,379 respectively. Research and development costs expensed for the quarters ended September 30, 2002 and 2001 were $106,793 and $185,626 respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------

We provide networked software to the regulated gaming and lottery industries. On October 24, 2002 we received a manufacturer and distributor license from the Nevada Gaming Commission, which is limited for 18 months and will be reviewed in April 2004. We obtained an Associated Equipment approval from the Nevada Gaming Control Board in October 2000 for the first closed-loop sports wagering system in Nevada. Closed-loop systems are controlled-access private computer networks. We are working toward offering a complete software solution and pari-mutuel services package to race and sports books in Nevada, and deploying race-and-sports-themed games of chance into casino race and sports book areas. These games would provide wagering opportunities during less active periods when no or limited horse racing or sporting event wagering is available.

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

We derive our revenues from licensing software to the gaming and lottery industries. During October 2002 we received $400,000 of new private placement financings; and from January 1, 2002 to the date of this report, we have received a total of $1,444,000 in private placements to finance our gaming licensing expenses and to pursue our plan of operation as a software provider to the gaming and lottery industries.

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

Comparison of Operations to Prior Year Quarter
----------------------------------------------

Revenues from software application services were $17,863 for the three months ending September 30, 2002 and $143,350 for the prior year quarter ended September 30, 2001. Revenues for the nine months ending September 30, 2002 and September 30, 2001 were $209,803 and $513,635 respectively. The decrease in revenues for the first nine months of this year versus the prior year's same period was due to lower initial software licensing fees from new customers as the Company focused most of its efforts on regulatory licensing and system software integration and customization in anticipation of entering into the Nevada market.

Operating expenses decreased by 54% to $715,813 for the three months ended September 30, 2002 compared to $1,550,102 during the prior year quarter. The decrease in operating expenses was primarily due to bad debt expense and non-cash expenses relating to issuance of shares and options to consultants and options to employees in the third quarter of year 2001. For the nine months ended September 30, 2002 operating expenses decreased by 4% from the previous first nine months primarily due to lower bad debt expenses and lower non-cash expenses relating to issuance of shares and options to consultants and options to employees partially offset by higher investigation fees relating to gaming licensing applications for Nevada during the first nine months of year 2002 compared to the prior year's nine months ending September 30, 2001. Also during the first nine months of 2002, the Company expensed almost all software development costs as operating expenses while during the same period last year approximately $210,000 of operating expenses was capitalized as software.

Interest expense decreased to $6,078 for the three months ended September 30, 2002 from $9,144 for the prior three months ended September 30, 2001and to $20,427 for the first nine months ended September 30, 2002 from $30,639. The reason for the drop in the interest expense was due to partial cancellation of a note by the founder of the Company. During the quarter ending June 30, 2002 the founder of the Company agreed to waive all of the $28,966 interest we had accrued on his original $85,000 notes. It was further agreed that the remaining $85,000 indebtedness would not accrue any further interest, be payable on May 15, 2003 and if not paid by that date, to start accruing interest at the original 12% per year as of that date.

Net loss from operations for the three months ended September 30, 2002 was $705,014 compared to net loss from operations of $1,416,093 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 net loss from operation was $1,866,470 compared to net loss of $1,696,317 for the nine months ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------

The Company received $400,000 in private placement financing in October 2002 and as of September 30, 2002 the Company had $7,017 in cash compared to $12,045 at December 31, 2001. Working capital deficit at September 30, 2002 deteriorated by $266,958 to negative working capital of $807,658 from $540,703 on December 31, 2001. The decrease in working capital was primarily due to the collection and use for operations of $250,000 in receivables outstanding for exercise of stock options as of December 31, 2001. The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. As of September 30, 2002 the Company had shareholders' equity deficit of $29,228 compared to shareholders' equity of $469,154 at December 31, 2001.

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

Item 3. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                    Inapplicable.

Item 2.  Changes in Securities.
        ----------------------

During the quarter ending September 30, 2002 the Company issued 48,000 shares of its common stock at $0.25 per shares pursuant to the private placement that was started in March 2001. During the quarter, the Company issued 220,000 shares of its common stock to three consultants in connection with services rendered and issued 100,000 shares of common stock to a broker dealer as an investment-banking fee and issued 24,000 shares of common stock to a lender as a loan fee which were all expensed in the third quarter.

During the quarter ending June 30, 2002 the only note holder, out of the 14 Units of 10% Subordinated Notes issued in 2001, that had not converted to shares of common stock also exercised her right to convert her $37,500 note plus $3,750 of accrued interest into 165,000 shares of common stock at $0.25 per share. During the quarter ending September 30, 2002 the Company issued 48,500 shares of its common stock to three consultants in connection with services rendered and expensed the cost of these shares in the same quarter. Also during the quarter, one consultant exercised his options to buy 250,000 shares of common stock at the exercise price of $0.30 per share and the company issued 115,400 shares of common stock at $0.39 per share in exchange for $45,000 owed to two vendors.

During the three months ended March 31, 2002 the Company issued 1,074,000 shares of its common stock at $0.25 per share pursuant to a private placement and issued 200,000 shares to a finder. Pursuant to another private placement, the company issued 2,000,000 shares for $570,000 during the first quarter of year 2002; of these shares, 1,000,000 shares were issued at $0.32 per share with 180 days registration rights and the other 1,000,000 shares were issued at $0.25 per share with no registration rights. Also during the quarter ending March 31, 2002 the Company issued 100,000 shares of common stock in exchange for $32,400 owed to an officer of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

                  Inapplicable. Item 5. OTHER INFORMATION.

                  Inapplicable.

Item 6. Exhibits and Reports On Form 8-K.
        --------------------------------

                  (a) Exhibits
                      --------

                           99.1 Certification of President and Chief Financial Officer

                  (b) Reports On Form 8-K
                      -------------------

                           Inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VirtGame Corp.
(Registrant)

Date:     November 13, 2002           /s/  BRUCE MERATI
                                     -----------------------------------
                                     Bruce Merati
                                     President and Chief Financial Officer

                                 CERTIFICATIONS

I, Bruce Merati, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of VirtGame Corp. ("registrant"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

-----------------------------
Bruce Merati,
President (Principal Executive Officer)

                                 CERTIFICATIONS

I, Bruce Merati, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of VirtGame Corp. ("registrant"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

-----------------------
Bruce Merati,
Chief Financial Officer