Form 10KSB
period 2002-12-31
VIRTGAME COM CORP
filed 2003-04-15
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-29800

                                 VIRTGAME CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                    33-0716247
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


         6969 Corte Santa Fe, # A
           San Diego, California                        92121-3270
 ----------------------------------------           -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

VirtGame Corp.'s revenues for the most recent fiscal year were $ 314,856.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 31, 2003, was approximately $ 8,619,318. The number of shares outstanding of the registrant's Common Stock, as of March 26, 2003 was 28,731,061.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                       Form 10-KSB Reference Location
None                                                          N/A

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10K-SB
                          YEAR ENDED DECEMBER 31, 2002



                                     PART I
                                     ------
ITEM 1.  Business                                                            3
ITEM 2.  Description of Property                                            12
ITEM 3.  Legal Proceedings                                                  12
ITEM 4.  Submission of Matters to a Vote of Security Holders                12

                                     PART II
                                     -------
ITEM 5.  Market for Common Equity and Related Stockholders Matters          12
ITEM 6.  Management's Discussion and Analysis or Plan of Operation          14
ITEM 7.  Audited Financial Statements                                       15
ITEM 8.  Changes In and Disagreement With Accountants on Accounting
         and Financial Disclosure                                           16

                                    PART III
                                    --------
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons       16
ITEM 10. Executive Compensation                                             17
ITEM 11. Security Ownership of Certain Beneficial Owners and Management     19
ITEM 12. Certain Relationships and Related Transactions                     19
ITEM 13. Exhibits and Reports on Form 8-K                                   20

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


ITEM 1.              DESCRIPTION OF BUSINESS

Overview
--------

         Headquartered in San Diego, California, VirtGame is a provider of open architecture gaming software to the regulated gaming and lottery industries. We offer to licensed casinos and sports wagering and lottery operations a comprehensive suite of software products that provide:

o distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including local area networks within a casino (such as over-the-counter, stand-alone kiosks and in-room wagering) and wider area networks such as online closed-loop Intranets or the Internet;

o open architecture supporting multiple operating system platforms and databases that require no special or proprietary hardware; and

o customer management solutions, including managerial and financial reports and client data mining.

         Our mission is to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns. Our business model is based on a strategy of developing a suite of next generation software products for the traditional land-based or "brick-and-mortar" gaming and lottery companies, including a turnkey solution that will enable the operator to offer casino games, sports wagering and lotteries remotely within their licensed jurisdiction. We generate revenue through licensing and software development fees, maintenance fees and transactional fees, and, wherever legally permissible, participation in gaming revenue.

         We believe today's Internet is too unregulated and unjurisdictional to be a suitable distribution channel for the regulated gaming and lottery operators. We are taking a step-by-step approach to offer land-based casinos and lottery operators a legal solution for remote gaming within their own licensed jurisdiction. As the first step, we are deploying our open architecture gaming products within the casino floor. We will then introduce our proprietary and patented gaming distribution solution to extend the reach of the operator to their customers remotely. We have developed ways to create private networks from today's Internet infrastructures. Telecommunication companies have already spent a tremendous amount of capital on the world wide web. Our strategy is to capitalize on this sunk expense for the industry that spends billions of dollars building casinos to attract customers, and pays very little to expand its customer base. The states and governments are finding it difficult to stop the offshore Internet gaming companies. The only practical way to deal with the unlicensed Internet gaming operators is to allow the licensed and land-based casinos to compete online in a secured and regulated environment. This will also provide the opportunity for the states to tax this new source of gaming revenues. On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. Also in January 2003 we licensed our sports wagering software to three of the casinos that

Herbst Gaming owns and operates in Nevada, including Terrible's Hotel Casino, Terrible's Town Casino and Terrible's Lakeside Casino. In March 2003, we licensed our sports wagering software to Casino MonteLago, which is being developed by CIRI Lakeside Gaming Investors and scheduled to open in April 2003. The Casino MonteLago is located adjacent to the Ritz-Carlton Hotel which opened in early 2003 in Lake Las Vegas Resort. In October 2002, we received a manufacturer and distributor license from the Nevada Gaming Commission, which is limited for 18 months and will be reviewed in April 2004.

         In October 2000, we received approval from the Nevada Gaming Control Board to offer the Coast Hotels' closed loop wagering system, which was the first time any U.S. gaming authority approved an online gaming opportunity. In July 2002, Las Vegas Dissemination Company, the exclusive pari-mutuel systems operator to the Nevada casino industry, agreed to serve as our exclusive distributor of our sports and race book software products in Nevada. We have entered into contracts with other licensed U.S. and foreign land-based gaming operators for purposes of designing and operating online gaming opportunities.

Regulatory Environment
----------------------

         As a software development company, we do not operate Internet casinos, sportsbooks or lotteries. Instead we have developed software products that are currently in use by licensed and regulated casinos, sportsbooks and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sportsbooks and lottery operators in full compliance with applicable federal and state law. Since we do not accept wagers, we believe that existing U.S. and foreign gaming regulations are not applicable to us. However, as a participant in the gaming industry, the regulatory environment in this industry directly affects us particularly as it relates to online casino gaming, sports wagering and lotteries.

         The U.S. Federal Interstate Wire Act provides language that, among other things, makes it a crime to use interstate or international telephone lines to transmit information assisting in the placing of wagers, unless the wagering is authorized in the jurisdiction from which and into which the transmission is made. Federal and state prosecutors and courts have consistently applied the Wire Act to Internet-based gaming. Consequently, both land-based and online gaming in the U.S. is prohibited unless authorized by the state from which and into which the transmission is made. In summary, the regulation of gaming in the U.S. is left to the states.

         We believe that states that permit land-based gaming have been reluctant to sponsor or license online gaming within their jurisdictions out of concern that they will not be able to prevent inappropriate persons from participating. The Internet has traditionally defied attempts to prohibit unlicensed offshore Internet casinos from offering their products in the U.S. Likewise, the Internet has defied attempts to prevent U.S. residents from wagering over those unregulated systems. We believe that the history of online gaming in the U.S. and elsewhere has discouraged states and other foreign governments from authorizing online gaming in their jurisdictions due to:

o the perceived inability to prevent people from outside their jurisdiction from participating, thus risking the enmity of other jurisdictions that offer competing gaming activities or outlaw gaming altogether;

o the perceived inability to prevent minors and other inappropriate persons located within their jurisdictions from participating; and

o the perceived inability to offer online gaming and lotteries over a secure environment.

         As noted above, Nevada has recently passed legislation approving Internet-based gaming subject to assurances that it can be jurisdictionally policed. We believe that we offer a viable solution to the dilemma facing U.S. regulators and legislators. Our suite of integrated software products offer states a complete software solution that allows them or their licensees the ability to offer to the state's residents gaming, sportsbooks and lottery products over a secure system that guarantees jurisdictional screening, identity authentication and age verification.

         In furtherance of our commitment to the promotion of regulated online gaming, we have applied for and received a manufacturer and distributor gaming license in the State of Nevada on October 24, 2002. In May 2002, the Province of Ontario, Canada granted us a non-gaming related supplier license. We intend to file additional applications for gaming licenses in other U.S. and foreign jurisdictions in the future. While we do not believe that we require licensing by the gaming regulators, we believe that the legalization of online gaming will require, among other things, the regulation and supervision of the involved parties. We believe that licensing will prove to be a considerable barrier to entry for our future competitors and that our early efforts to obtain gaming licenses will give us a considerable advantage over our competition and allow us to help shape the regulatory landscape within which we will operate.


Recent Developments
-------------------

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. Also in January 2003 we licensed our sports wagering software to three of the casinos that Herbst Gaming owns and operates in Nevada, including Terrible's Hotel Casino, Terrible's Town Casino and Terrible's Lakeside Casino. In March 2003, we licensed our sports wagering software to Casino MonteLago, which is being developed by CIRI Lakeside Gaming Investors and scheduled to open in April 2003. The Casino MonteLago is located adjacent to the Ritz-Carlton Hotel, which opened in early 2003 in Lake Las Vegas Resort. In October 2002, we received a manufacturer and distributor license from the Nevada Gaming Commission, which is limited for 18 months and will be reviewed in April 2004.

         In July 2002, we signed a five-year exclusive distributorship agreement with Las Vegas Dissemination Company ("LVDC") to distribute our race and sports book software in the state of Nevada. LVDC is the exclusive pari-mutuel systems operator for Nevada casino race books, and is the only company ever to be licensed by the Nevada gaming authorities to serve in this capacity.

         In October 2000, we received approval from the Nevada Gaming Control Board to offer the Coast Hotels' closed loop wagering system, which was the first time any U.S. gaming authority approved an online gaming opportunity. In July 2002, Las Vegas Dissemination Company, the exclusive pari-mutuel systems operator to the Nevada casino industry, agreed to serve as our exclusive distributor of our sports and race book software products in Nevada. We have entered into contracts with other licensed U.S. and foreign land-based gaming operators for purposes of designing and operating online gaming opportunities.

Financings and Shares Issued
----------------------------

         During the quarter ending December 31, 2002 the Company issued 2,534,286 shares of its common stock for $680,000 pursuant to private placements that started in October 2002. Also during the quarter the Company issued 354,265 shares of its common stock to four consultants in connection with services rendered, issued 100,000 shares of common stock to a lender as a loan fee and issued 241,426 shares of common stock to an officer as a bonus.

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

Prior Names
-----------

         The Company was formed under the laws of the State of Delaware on October 24, 1995 under the name MBA Licensing Corp. On June 20, 1996, the Company changed its corporate name to Internet Gaming Technologies, Inc. On January 22, 1997, the Company changed its corporate name to Virtual Gaming Technologies, Inc. On September 9, 1999; the Company changed its name to VirtGame.com Corp.; and on February 19, 2002, the Company changed its corporate name to VirtGame Corp.

Other
-----

         Unless the context otherwise requires, all references to the Company includes its wholly-owned subsidiary Primeline Gaming Technologies, Inc. a California corporation. The Company's executive offices are located at 6969 Corte Santa Fe, Suite A, San Diego, California 92121 and its telephone number is
(858) 373-5001.

Business of Company
-------------------

         Headquartered in San Diego, California, VirtGame is a provider of open architecture gaming software to the regulated gaming and lottery industries. We offer to licensed casinos and sports wagering and lottery operations a comprehensive suite of software products that provide:

o distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including local area networks within a casino (such as over-the-counter, stand-alone kiosks and in-room wagering) and wider area networks such as online closed-loop Intranets or the Internet;

o open architecture supporting multiple operating system platforms and databases that require no special or proprietary hardware; and

o customer management solutions, including managerial and financial reports and client data mining.

         In October 2002, we received a manufacturer and distributor license from the Nevada Gaming Commission, which is limited for 18 months and will be reviewed in April 2004.

         Our mission is to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns. Our business model is based on a strategy of developing a suite of next generation software products for the traditional land-based or "brick-and-mortar" gaming and lottery companies, including a turnkey solution that will enable the operator to offer casino games, sports wagering and lotteries remotely within their licensed jurisdiction. We generate revenue through licensing and software development fees, maintenance fees and transactional fees, and, wherever legally permissible, participation in gaming revenue.

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

         Throughout most of the Company's history, its primary business focus was the operation of casino-style gaming over the Internet in jurisdictions with no ban on Internet gaming. In the year 2000, the Company discontinued its Internet casino operation and focused on providing e-gaming software solutions. The traditional Gaming Industry is experiencing a paradigm shift brought about by new technology and is recognizing the need for a major transformation. Changing regulations and market factors are causing gaming operators to look for expedient technology solutions that can be integrated with their existing systems and provide new distribution channels.

         VirtGame has built comprehensive and scalable Internet lottery, casino, sports wagering and racing software applications that are customizable for private label use. The Company is leveraging its technology and know-how to develop and provide innovative solutions to licensed land based casinos and lottery operators around the world.

         In January 2003, we licensed our sports wagering software to three of the casinos that Herbst Gaming owns and operates in Nevada, including Terrible's Hotel Casino, Terrible's Town Casino and Terrible's Lakeside Casino. In March 2003, we licensed our sports wagering software to Casino MonteLago, which is being developed by CIRI Lakeside Gaming Investors and scheduled to open in April 2003. The Casino MonteLago is located adjacent to the Ritz-Carlton Hotel, which opened in early 2003 in Lake Las Vegas Resort.

         From the inception of the new operations as a gaming software application provider, which started in the second quarter of year 2000 through December 31, 2002, the Company has generated $1,377,582 of revenue from software license fees. At the time of this 10K-SB Report, the Company had generated $1,689,132 in software license fees from inception of operations as an Application Service Provider to the gaming and lottery industries.

Products and Services
---------------------

         The Company has developed open architecture software based gaming platforms and a suite of games such as sports, race, casino style table games, slot type games as well as lottery games, with most of the underlined technologies developed when the Company operated an offshore Internet casino and sports book from late 1997 to mid 2000 excluding U.S. players. VirtGame discontinued its gaming operation to focus as an enabler for licensed land based operators to offer them new generation of networked gaming solutions both within the casino and through remote networks. VirtGame creates customized enterprise-level software and has developed a pricing strategy that combines the benefit of both software and application service provider pricing models by charging customers an initial set up and a monthly account fee based on number of active players, which includes upgrades and maintenance.

         The Company's corporate web site is at www.VirtGame.com, its demo sports book software is at www.primelinesports.com, a sample of its lottery product is at: www.LoteriaDelSur.com.


Customers
---------

         The Company's customers are the traditional "brick and mortar" gaming and lottery industries, and as such, is dependent on few customers. The Company's current list of clients in the U.S., which are all in Nevada, includes Las Vegas Club, Herbst Gaming, and Casino MonteLago and internationally, the Company has two lottery clients in South America. The Company is currently negotiating on several other gaming contracts.


New Industry and Competition
----------------------------

         The Company enables land based gaming companies to provide software based gaming service such as virtual casinos and sports books and enables state and national lotteries to provide instant lottery products to their customers. Although the gaming industry is well established and has recently experienced significant growth and profitability, interactive gaming on the Internet or Intranet is a recent development and is an unproven segment of the gaming industry. The competition for providing such solutions is increasing and the market is rapidly evolving. Although the barrier to entry to develop interactive gaming is generally low, we believe the principal distinguishing factor for our business is compliance with regulations and obtaining licensing and approvals from regulatory bodies.

General Gaming Regulation
-------------------------

         The manufacture, sale and distribution of networked gaming software is subject to federal, state, tribal and local regulations in the United States and foreign jurisdictions. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, registrations, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute networked gaming software, as well as the individual suitability or licensing of officers, directors, major shareholders and key employees. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

         Various gaming regulatory agencies have issued licenses allowing us to manufacture and/or distribute our systems. We and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture, sale and distribution of our gaming software applications in the jurisdictions where we do business. We have never been denied a gaming related license, nor have our licenses been suspended or revoked.

Nevada Gaming Regulation
------------------------

         The manufacture, sale and distribution of gaming application software in Nevada or for use outside Nevada is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission (Commission), the State Gaming Control Board (GCB), and the local laws, regulations and ordinances of various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming device and/or gaming software manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to
(i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our operations.

         Our Nevada gaming license requires the periodic payment of fees and taxes and is not transferable. Each type of gaming software application we sell in Nevada must first be approved by the Commission and may require subsequent modification. We must also report substantially all loans, leases, sales of securities and similar financing transactions to the GCB and the Commission, and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.

         We are registered with the Commission as a publicly traded corporation and are required periodically to submit detailed financial and operating reports to the Commission and to furnish any other information that the Commission may require.

         Our officers, directors and key employees who are actively engaged in the administration or supervision of gaming and/or directly involved in our gaming activities may be required to file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by them.

         The Nevada gaming authorities may investigate any individual who has a material relationship or involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. The Nevada gaming authorities may deny an application for licensure or finding of suitability for any cause deemed reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough background investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. We must report changes in licensed positions to the Nevada gaming authorities. The Nevada gaming authorities may disapprove any change in position by one of our officers, directors or key employees, or require us to suspend or dismiss officers, directors or other key employees and sever all relationships with such persons, including those who refuse to file appropriate applications or whom the Nevada gaming authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         We are required to submit detailed financial and operating reports to the Commission. If it were determined that any Nevada gaming laws were violated by us, our gaming licenses could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition we, and any persons involved, may be subject to substantial fines for each separate violation of the Nevada gaming laws at the discretion of the Commission. The Commission also has the power to appoint a supervisor to operate our gaming software production and management properties and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of our gaming licenses or the appointment of a supervisor could (and revocation of our gaming licenses would) materially and adversely affect our gaming operations.

         The Commission may require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay all of the costs and fees of the GCB investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires more than 5% of our voting securities must report this to the Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities must apply for a finding of suitability within 30 days after the chairman of the GCB mails the written notice requiring this filing.

         Under certain circumstances, an Institutional Investor, as this term is defined in the Commission regulations, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business and not for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors, (ii) any change in our corporate charter, bylaws, management, policies or operations, or
(iii) any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Commission considers voting on all matters voted on by shareholders and the making of financial and other informational inquiries of the type normally made by securities analysts, and such other activities as the Commission may determine, to be consistent with holding voting securities for investment purposes only. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the GCB investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the chairman of the GCB may be found unsuitable. The same restrictions apply to a record owner who fails to identify the beneficial owner, if requested to do so. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond that period of time as may be prescribed by the Commission may be guilty of a criminal offense. We are subject to disciplinary action, and possible loss of our approvals, if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

         The Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated and be found suitable to own any of our debt securities. If the Commission determines that a person is unsuitable to own any of these securities, then pursuant to the Nevada gaming laws, we can be sanctioned, including the loss of our approvals, if without prior Commission approval, we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with these securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada gaming authorities at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make this disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power at any time to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws and the regulations of the Commission. To date, the Commission has not imposed this requirement on us.

         We may not make a public offering of our securities without the prior approval of the Commission if the securities or their proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

         Changes in control of VirtGame through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior investigation of the GCB and approval of the Commission. Entities seeking to acquire control of us must satisfy the GCB and the Commission in a variety of stringent standards prior to assuming control. The Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our shareholders for the purpose of acquiring control of us.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the cities and counties where we conduct operations. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Annual fees are payable to the State of Nevada to renew our Nevada gaming licenses.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively referred to as licensees), and who proposes to participate in the conduct of gaming operations outside of Nevada is required to deposit with the GCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the GCB of the licensee's participation in foreign gaming. This revolving fund is subject to increase or decrease at the discretion of the Commission. As a licensee, we are required to comply with certain reporting requirements imposed by the Nevada gaming laws. We are also subject to disciplinary action by the Commission if we knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operation, fail to conduct our foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada, engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees, or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

Employees
---------

          As of the date of this 10-KSB Report, the Company employs 8 people on a full time basis based in San Diego, California, and six part time consultants. None of our employees are covered by an ongoing collective bargaining agreement with us.

Research and Development
------------------------

         The Company spent approximately $451,000 in research and development in 2002, all of which were written off during the year. The Company intends to conduct continuing development and innovation of its products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company's development strategy is to leverage its proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, identification and security in order to provide full-integrated applications that are competitive and innovative in the regulated gaming industry.

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

Marketing and Sales
-------------------

         The Company's primary marketing and sales strategy is to sell its software to licensed land based casinos and lottery operators around the world. In July 2002, the Company signed a five-year exclusive distributorship agreement with Las Vegas Dissemination Company ("LVDC") to distribute our race and sports book software in the state of Nevada. LVDC is the exclusive pari-mutuel systems operator for Nevada casino race books, and is the only company ever to be licensed by the Nevada gaming authorities to serve in this capacity.

ITEM 2.              DESCRIPTION OF PROPERTY

         The Company's executive offices are located in San Diego, California and consist of approximately 3,000 square feet for a monthly rent of approximately $2,900.

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


                                    High                  Low
                                    ----                  ---
Mar 31, 2001                        0.91                 0.19
June 30, 2001                       0.98                 0.19
September 30, 2001                  0.55                 0.35
December 31, 2001                   0.66                 0.26
March 31, 2002                      0.54                 0.29
June 30, 2002                       0.44                 0.24
September 30, 2002                  0.36                 0.12
December 31, 2002                   0.55                 0.23


         On December 31, 2002, the closing price for the Company's Common Stock was $ 0.45 per share. As of that date, the Company had 178 stockholders of record and approximately 858 beneficial holders of stock.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information:
-------------------------------------

The following table provides details of our equity compensation plans at December 31, 2002:


                                     NUMBER OF SECURITIES    NUMBER OF SECURITIES TO BE                               NUMBER OF
                                   AUTHORIZED FOR ISSUANCE    ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE         SECURITIES
                                     NUMBER OF SECURITIES      OUTSTANDING OPTIONS,        EXERCISE PRICE OF    REMAINING AVAILABLE
         PLAN CATEGORY                  UNDER THE PLAN          WARRANTS OR RIGHTS        OUTSTANDING OPTIONS   FOR FUTURE ISSUANCE
--------------------------------- ------------------------- ---------------------------- --------------------- ---------------------
Equity compensation plans                     -                          -                         -                     -
approved by security holders

Equity compensation plans not
approved by security holders              10,500,000                 7,424,600                    0.28               3,075,400
                                  ------------------------- ---------------------------- --------------------- ---------------------
Total                                     10,500,000                 7,424,600                    0.28               3,075,400
                                  ========================= ============================ ===================== =====================


         During the year the Company sold unregistered shares of its Common Stock in the following transactions:

A. During the three months ended March 31, 2002 the Company issued 1,074,000 shares of its common stock at $0.25 per share pursuant to a private placement. The Company utilized finders and paid as finder's fees, 200,000 in shares of the Company's Common Stock, $26,850 in cash and issued 268,000 warrants to purchase shares of the Company's Common Stock of $0.25 per share exercisable after the issuance date and expiring in the first quarter of year 2005. Proceeds from the sale of shares were applied towards development and implementation of the Company's software and for working capital. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.
B. Pursuant to another private placement, the company issued 2,000,000 shares for $570,000 during the first quarter of year 2002. Of these shares, 1,000,000 shares were issued at $0.32 per share with 180 days registration rights and the other 1,000,000 shares were issued at $0.25 per share with no registration rights. The issuance had an anti-dilution clause and was conducted pursuant to Section 4(2) of the 1933 Act. Pursuant to the registration right and the anti-dilution clauses of this private placement the Company issued 550,000 warrants to purchase shares of the Company's Common Stock at an exercisable price of 0.32 per share, exercisable in the fourth quarter of year 2002 and expiring in the fourth quarter of year 2006. Proceeds from the sale of shares were applied towards development and implementation of the Company's software as well as working capital. A finder was paid $28,500 to facilitate this transaction.
C. During the quarter ending March 31, 2002 the Company issued 100,000 shares of common stock in exchange for $32,400 owed to an officer of the Company. There was no underwriter involved in the issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.
D. During the quarter ended March 31, 2002 one consultant exercised his options to buy 74,000 shares, another consultant exercised her options to buy 160,000 shares and another consultant exercised his options to buy 150,000 shares of the Company's common stock; all of these options had the exercise price of $0.25 per share. During the first quarter of year 2002, the Company issued 330,000 shares of its common stock to four consultants in connection with services rendered. The cost of the shares issued for services in the first quarter of year 2002 was expensed in the same quarter. The issuances were conducted pursuant to
         Section 4(2) of the 1933 Act.
E. During the quarter ending June 30, 2002 the only note holder, out of the 14 Units of 10% Subordinated Notes issued in 2001 that had not converted to shares of common stock, also exercised her right to convert her $37,500 note plus $3,750 of accrued interest into 165,000 shares of common stock at $0.25 per share. The convertible notes were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.
F. During the quarter, the Company issued 48,500 shares of its common stock to three consultants in connection with services rendered and expensed the cost of these shares in the same quarter. Also during the quarter, one consultant exercised his options to buy 250,000 shares of common stock at the exercise price of $0.30 per share and the Company issued 115,400 shares of common stock at $0.39 per share in exchange for $45,000 owed to two vendors. These issuances were conducted pursuant to Section 4(2) of the 1933 Act.

G. During the quarter ending September 30, 2002 the Company issued 48,000 shares of its common stock at $0.25 per shares pursuant to the private placement that was started in March 2001. During the quarter, the Company issued 220,000 shares of its common stock to three consultants in connection with services rendered and issued 100,000 shares of common stock to a broker dealer as an investment-banking fee and issued 24,000 shares of common stock to a lender as a loan fee. These issuances were conducted pursuant to Section 4(2) of the 1933 Act.
H. During the quarter ending December 31, 2002 the Company issued 2,534,286 shares of its common stock for $695,000 pursuant to private placements that started in October 2002. The Company utilized a finder in this private placement and paid $52,000 in cash and issued a total of 193,143 warrants to purchase shares of the Company's Common Stock at an exercisable price ranging between $0.22 and $0.50 per share exercisable in the fourth quarter of year 2002 and expiring in the fourth quarter of year 2007. These issuances were conducted pursuant to
         Section 4(2) of the 1933 Act. Proceeds from the sale of shares were applied towards development and implementation of the Company's software as well as working capital.
I. Also during the quarter the Company issued 354,265 shares of its common stock to four consultants in connection with services rendered, issued 100,000 shares of common stock to a lender as a loan fee and issued 241,426 shares of common stock to an officer as a bonus. These issuances were conducted pursuant to Section 4(2) of the 1933 Act.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

         We are a networked gaming software provider to the regulated gaming and lottery industries. We offer to licensed casinos and sports wagering and lottery operations a comprehensive suite of software products that provide:

         o distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including local area networks within a casino (such as over-the-counter, stand-alone kiosks and in-room wagering) and wider area networks such as online closed-loop Intranets or the Internet;

         o open architecture supporting multiple operating system platforms and databases that require no special or proprietary hardware; and

         o customer management solutions, including managerial and financial reports and client data mining.

         Our business model is based on a strategy of developing a suite of next generation software products for the traditional land-based or "brick-and-mortar" gaming and lottery companies, including a turnkey solution that will enable the operator to offer casino games, sports wagering and lotteries online. We derive revenue through licensing and software development fees, maintenance fees and transactional fees, and, wherever legally permissible, participation in gaming revenue.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31,2002 COMPARED TO YEAR ENDED DECEMBER 31,2001. The Company's net revenues decreased from $589,227 to $314,856 for the year ended December 31, 2002 compared to the prior year. Operating expenses from continuing operations increased by 12%for the year ended December 31, 2002 to $3,096,469 compared to $2,772,446 in the prior year. The increase was primarily due to $231,250 of severance pay accrual and higher gaming license fees offset by $128,016 of debt forgiveness income.

         Interest income increased to $516 for the year ended December 31, 2002 compared to $460 for the prior year. Interest expense increased to $52,683 for the year ended December 31, 2002 compared to $39,547 for the prior year, due to higher average notes payable balances outstanding during the year.

         Net loss for the year ending December 31, 2002 increased 22% to $2,707,186 or $0.11 per share, on 24,091,248 weighted average shares outstanding, compared with a loss in 2001 of $2,212,894, or $0.14 per share, on 15,537,933 weighted average shares outstanding.

Liquidity and Capital Resources
-------------------------------

         The Company had a negative working capital of $742,531 at December 31, 2002. In order to obtain the necessary working capital to fund continued operations, the Company plans to raise additional required funds through various financing sources by issuing additional shares of Common Stock to fund the continuing losses from operations as the Company endeavors to build revenues and reach profitable operations. The Company, subsequent to the year ending December 31, 2002, has prepared a private placement memorandum to offer a minimum of $2M and a maximum of $3M from this offering. The Company believes it needs at least an additional $1,000,000 before it starts generating cash flow from its operations. If the Company is unable to raise the required capital, there will be a severe impact on the Company's financial condition that would jeopardize the Company's ability to continue as a going concern. The Company's Independent Auditor's report includes an emphasis of matter as to the Company's ability to continue as a going concern.

Inflation
---------

         The Company believes that inflation does not have a material effect on its business.

Controls and Procedures
-----------------------

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

         There have been no significant changes in the Corporation's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 8 full time employees, the effectiveness of the Corporation's controls heavily depended on the direct involvement of its Chief Executive Officer and Chief Financial Officer.


ITEM 7.              FINANCIAL STATEMENTS

         The Independent Auditors' Reports for the years ended December 31, 2002 and 2001 are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III
                                    --------


ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                   Age                       Position
----                   ---                       --------

Bruce Merati           45               President, Chief Financial Officer,
                                        Secretary and Director

Glenn Wichinsky        49               Nominee to Board of Directors


         Mr. Merati has served as our President since September 2002. Mr. Merati has also served as our Chief Financial Officer since July 27, 1998 and as our Chief Operating Officer since April 2000. Mr. Merati has also served on our board of directors since June 2002. From July 1997 to July 1998, Mr. Merati served as the controller of The Weekend Exercise Company, Inc., a designer and marketer of women's and girls' athletic apparel and casual sportswear located in San Diego, California. Mr. Merati is a Certified Public Accountant and a Chartered Accountant in England & Wales and spent seven years as an auditor with the London office of PricewaterhouseCoopers.

         Mr. Wichinsky has been appointed to serve as a member of our Board of Directors subject to the approval of his appointment by the Ontario Gaming Commission. Mr. Wichinsky has been actively engaged in the Nevada Gaming Industry since 1979. He has been granted gaming licenses for his management and equity participation in Westronics, Inc., a licensed manufacturer, distributor and operator of gaming equipment in the State of Nevada; as a nonrestricted licensee as a General Partner of the Mardi Gras Casino in Las Vegas, and most recently licensed as a co-owner and operator of the Regency Casino located in Laughlin, Nevada. Mr. Wichinsky attended the University of the Pacific, McGeorge School of Law in Sacramento, California, earning a Juris Doctor degree in 1982. Mr. Wichinsky is a member of the Nevada and Florida bars.

         As a condition of our manufacturers and distributors license from the Nevada Gaming Commission, each of our directors, executive officers and controlling shareholders must be licensed by the Nevada Gaming Commission. The individual licensing process is lengthy and expensive. Mr. Merati and our controlling shareholder, Daniel Najor, have applied for and received individual licenses from the Nevada Gaming Commission. The Nevada Gaming Commission will allow us to appoint executive officers and directors in advance of their approval provided that such person immediately commences the licensing approval process. Since Mr. Wichinsky is the holder of separate gaming licenses from the Nevada Gaming Commission in connection with other gaming activities, we do not foresee any significant issues, time or expense involved in obtaining the Nevada Gaming Commission's approval of his appointment to our board of directors. We are actively pursuing additional officers and directors who are already licensed by the Nevada Gaming Commission.

         In addition to the requirements of the Nevada Gaming Commission, the Ontario Gaming Commission requires us to obtain their prior approval of the appointment of any persons as an executive officer, director or controlling shareholder. Mr. Merati and Mr. Najor have been approved by the Ontario Gaming Commission. Mr. Wichinsky has agreed to serve on our board of directors subject to the Ontario Gaming Commission's approval of his appointment.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10%stockholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal years ended December 31, 2002 and 2001.

ITEM 10.             EXECUTIVE COMPENSATION

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000.

         The following table sets forth the cash compensation paid by us to our Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000. In reviewing the table, please keep in mind that:

         o Mr. Walker became our President and Chief Executive Officer in June 2001, started receiving a salary in August 2001 and resigned in September 2002; and

         o Prior to June 2001, our President and Chief Executive Officer was Joseph Paravia.

                                     ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                           --------------------------------------   -----------------------------
                                                                    RESTRICTED    COMMON SHARES       ALL OTHER
                                                                       STOCK        UNDERLYING       COMPENSATION
    NAME AND POSITION      YEAR     SALARY       BONUS      OTHER    AWARDS ($)   OPTIONS GRANTED    (# SHARES)
    -----------------      ----     ------       -----      -----    ----------   ---------------    ----------
Scott Walker,              2002    $93,750         --         --          --           400,000            --
President and CEO          2001     31,250         --         --          --           600,000            --
                           2000       --           --         --          --              --              --

Bruce Merati,              2002    $108,333      14,250      34,471       --           600,000            --
President, CFO and COO     2001      81,250        --         --        32,400       1,000,000            --
                           2000    $100,000        --         --          --           625,000            --

Joseph Paravia,            2002       --           --         --          --                              --
President and CEO          2001     $93,750        --         --          --              --              --
                           2000    $137,500        --         --          --              --              --

--------------------
         (1) On July 1, 2001 Mr. Merati's salary was increased to $125,000 per annum and effective September 16, 2002 Mr. Merati's salary was increased to $150,000 per annum. Also see below regarding amendment made to Mr. Merati's employment agreement in 2002.

EMPLOYMENT AGREEMENTS

         BRUCE MERATI. In July 2001, we entered into a two-year employment agreement with our Chief Operating Officer and Chief Financial Officer, Bruce Merati. The agreement provides for a base annual salary of $125,000, plus a car allowance of $500 per month. The employment agreement also provides for our grant of an option to purchase 1,000,000 common shares, at an exercise price of $0.25 per share, exercisable for 5 years, of which 50% vested immediately and 50% vested in August 2002. Pursuant to the agreement we have agreed to pay Mr. Merati the following performance-based bonuses:

         o $30,000 payable upon our receipt of an aggregate of $2,000,000 of capital subsequent to July 2002; and

         10% of revenue received by us under any software licensing agreements we enter into during the term of the employment agreement with certain major Las Vegas casinos, not to exceed $25,000 per agreement.

         In the event we terminate the agreement without cause or Mr. Merati terminates the agreement based on a material change in the conditions of his employment following a change in control of VirtGame, we will pay Mr. Merati a lump sum equal to the salary he would have earned over the remaining term of agreement following the termination date, plus his most recent annual bonus or the average of his three most recent annual bonuses, whichever is higher, plus any unpaid bonus for the current year, plus any retirement benefits that would have been earned over the remainder of the agreement, plus reasonable outplacement fees.

         In September 2002, Mr. Merati was appointed as President and CFO and his employment agreement was amended to increase his annual base salary to $150,000, provided an incentive of a 10% stock bonus for each shares issued under financing that he was responsible for during the fourth quarter of 2002. In January 2003, the Company issued a stock bonus of 241,426 common shares to Mr. Merati and a portion of his options to purchase 615,000 of common stock were repriced from $0.50 to $0.25 a share. In addition, Mr. Merati was granted an option to purchase 600,000 shares of common stock at $0.25 per share, which are all vested at December 31, 2002.


                                     OPTION/SAR GRANTS IN 2002 FISCAL YEAR
                                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF
                                 SECURITIES
                                 UNDERLYING         % OF TOTAL OPTIONS/SARS      EXERCISE OR
                                OPTIONS/SARS        GRANTED TO EMPLOYEES IN       BASE PRICE
          NAME                  GRANTED (#)               FISCAL YEAR               ($/SH)        EXPIRATION DATE
-------------------------   ---------------------   -------------------------   ---------------   -----------------
Scott Walker                      400,000                    17.4%                  $0.25             01/10/07

Bruce Merati                      600,000                    26.1%                  $0.25             12/31/07



                               AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                                                      VALUE OF
                                                                                                    UNEXERCISED
                                                                         NUMBER OF SECURITIES       IN-THE-MONEY
                                                                              UNDERLYING           OPTIONS (SARS
                                                                          UNEXERCISED OPTIONS      AT FY-END ($)
                                                                          (SARS AT FY-END (#)       EXERCISABLE/
                             SHARES ACQUIRED                                 EXERCISABLE/          UNEXERCISABLE
          NAME                 ON EXERCISE          VALUE RECEIVED           UNEXERCISABLE              (1)
-------------------------   ------------------    --------------------   ----------------------   -----------------

Scott Walker                       --                     --                   400,000/0             $80,000/$0

Bruce Merati                        0                      0                   600,000/0            $120,000/$0


(1) Calculated based upon a last reported sale price of $0.45 per share on December 31, 2002.

         COMPENSATION OF DIRECTORS. All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors meetings. We intend to appoint additional members to the board of directors, including outside or non-officer members to the board. Any future outside directors may receive an attendance fee for each meeting of the board of directors. From time to time we may also engage certain future outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

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


               NAME AND ADDRESS                           NUMBER OF SHARES                     PERCENTAGE OWNED
------------------------------------------------    ------------------------------       -----------------------------
Bruce Merati                                                  2,556,426                              8.2%
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

Glenn Wichinsky                                                  --                                   --
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

Daniel B. Najor                                               2,323,852                              8.1%
1625 Highland Cove
Solana Beach, CA 92075

Directors, executive officers and principal                   4,880,278                             15.6%
stockholders as a group


         In reviewing the above table, please keep in mind:

         o 2,215,000 of the 2,556,426 common shares beneficially owned by Mr. Merati represent common shares underlying presently exercisable options; and

         o The percentage amounts for each reported party are based on 28,731,061common shares issued and outstanding as of the date of this 10-KSB, and give effect to the issuance of common shares underlying the unit warrants offered hereby or presently exercisable options held by the reported party.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During July 2001, the Company entered into a two-year employment agreement with Bruce Merati pursuant to which Mr. Merati served as Chief Operating Officer and Chief Financial Officer of the company. The agreement provided for a base annual salary of $125,000, and a cash bonus of $30,000 for the first $2,000,000 of capital investments placed with the Company after the signing of the employment agreement. The agreement also provides for a payment of 10% for each software licensing agreement the Company signs with specified companies, up to $25,000 per agreement. The employment agreement also provides for the Company to issue this officer 1,000,000 options at an exercise price of $0.25 per share exercisable for 5 years, of which 50% vest immediately and 50% vest one year from the start of the employment agreement. In September 2002 the employment agreement was amended as the CFO/COO assumed the CEO role. Terms of the agreement were modified to increase the executive's base annual salary to $150,000, provide for an incentive of a 10% stock bonus for each share issued under financing that the executive was responsible for, during the fourth quarter of 2002 and a portion of the executive's options to purchase 615,000 shares of common stock were repriced from $0.50 to $0.25 a share (see deferred compensation). In addition, the executive was granted an option to purchase 600,000 shares of common stock at $0.25 per share, which are all vested at December 31, 2002.

         During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 as of December 31, 2001 and 2000, and total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 2001 and 2000 was approximately $12,000 and $10,000, respectively. In 2002 the Company negotiated an agreement with the note holder whereby all interest was forgiven.

         During the year ended December 31, 2001, the Company borrowed $4,700 from two of its employees, which were repaid in the first quarter of year 2002. These notes do not bear interest and are payable on demand. During the year ended December 31, 2001, the Company entered into a rental agreement with a shareholder, whereby the Company would lease a corporate house on a month-to-month basis. The shareholder received $15,000 as rent and 30,000 options as part of this arrangement In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant. The Company amended the Plan to increase the number of options to purchase 5,000,000 shares of common stock in 2000 and in 2001 increased the number of options to purchase 10,000,000 shares of common stock.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - The following exhibits were filed on December 10, 1998 as exhibits to the Company's 10-SB/A.
         3.1 Certificate of Incorporation of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         3.2 Bylaws of the Company; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         3.3 Certificate of amendment to Certificate of incorporation of the Company; filed on Definitive Information Statement dated July 7, 1999
         4.1 Specimen of Common Stock Certificate; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.1 Securities Purchase Agreement dated September 5, 1996 between the Company and Unistar Entertainment, Inc.; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.2 Settlement Agreement and Mutual General Release between the Company and CasinoWorld Holdings, Ltd, dated February 26, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.3 Settlement Agreement and Mutual General Release between the Company and Unistar Entertainment, Inc. dated March 6, 1997; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.4 Employment Agreement dated September 1, 1997 between the Company and Joseph R. Paravia; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.5 Virtual Gaming Technologies, Inc. 1997 Stock Option Plan; filed as exhibit to the Company's 10-SB/A dated December 21, 1998
         10.6 Employment agreement dated September 2 1999, between the Company and Leo I. George; filed as exhibit to 10-KSB dated March 30, 2000.
         10.7 Employment agreement dated November 2 1999, between the Company and Joseph R. Paravia; filed as exhibit to 10-KSB dated March 30, 2000.
         10.8 Securities Acquisition Agreement dated December 20, 1999 between the Company and Primeline Technologies, Inc.; filed as exhibit to 10-KSB dated March 30, 2000.
         10.9 Software development agreement dated January 20, 2000 between the Company and Coast Resort; filed as exhibit to 10-KSB dated March 30, 2001.
         10.10 Employment Agreement dated July 1, 2001 between the Company and Bruce Merati, filed as exhibit to 10-KSB dated March 31, 2002.
         10.11 Consulting Agreements between the Company and MCOM Management dated June 11, 2001 and December 12, 2001, filed as exhibit to 10-KSB dated March 31, 2002.
         10.12 Private Placement Agreement with Lighthouse Financial Group LLC dated April 18, 2001 filed as exhibit to 10-KSB dated March 31, 2002.
         10.13 Placement Agent Agreement and its Amendments with Lighthouse Financial Group LLC dated June 7, 2001, August 25, 2001 and October 1,2001 filed as exhibit to 10-KSB dated March 31, 2002.
         10.14 Employment Agreement dated January 1, 2002 between the Company and Scott A. Walker, filed as exhibit to 10-KSB dated March 31, 2002.

         10.15 Financial advisory agreement with Lighthouse Financial Group, LLC dated January 2, 2003 filed as an exhibit to 10-KSB dated March 31, 2003.
         10.16 Co-placement agent agreement with Lighthouse Financial Group, LLC and Keane Securities dated March 31, 2003 filed as an exhibit to 10-KSB dated March 31, 2003.
         21.1 List of Subsidiaries; filed as exhibit to the Company's 10-SB/A dated December 21, 1998.
         23.1     Consent of PKF, independent auditors.
         99.1 Certification of Chief Executive Officer of VirtGame, to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification of Chief Financial Officer of VirtGame, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VirtGame Corp.
(Registrant)



Date:  March 31, 2003                          By: /s/     Bruce Merati
                                        ----------------------------------------
                                         President, Chief Financial Officer and
                                         Director


       In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 2003                         By: /s/     Bruce Merati
                                       -----------------------------------------
                                              Director

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For the Years Ended December 31, 2002 and 2001

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY

                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT AUDITORS' REPORT...................................................1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets..........................................2 - 3

      Consolidated Statements of Operations ...................................4

      Consolidated Statements of Shareholders' (Deficit) Equity............5 - 6

      Consolidated Statements of Cash Flows................................7 - 8

      Notes to Consolidated Financial Statements..........................9 - 22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
VirtGame Corp.
San Diego, California

We have audited the consolidated balance sheets of VirtGame Corp. (formerly Virtgame.com Corp.) and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtGame Corp. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations since inception, has limited operating revenue and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California                               PKF
March 9, 2003 (except for Note 12,                  Certified Public Accountants
    As to which the date is March 31, 2003)         A Professional Corporation

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------

                                                           2002         2001
                                                        -----------  -----------

Current assets:
      Cash                                              $   60,343   $   12,045
      Accounts receivable, net of allowances
        of $131,150 and $94,750 for 2002 and 2001          107,992       68,350
      Prepaid expenses and other current assets              7,309        6,152
      Subscription receivable                              125,000           --
      Receivable from exercise of options (Note 8)              --      250,000
                                                        -----------  -----------

      Total current assets                                 300,644      336,547
                                                        -----------  -----------

Noncurrent assets:
      Deposits                                               9,799        4,284
      Property and equipment, net (Note 2)                  35,028       75,459
      Capitalized software, net (Note 3)                   656,641      932,583
                                                        -----------  -----------

      Total noncurrent assets                              701,468    1,012,326
                                                        -----------  -----------

      Total assets                                      $1,002,112   $1,348,873
                                                        ===========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                      VIRTGAME CORP.
                                      AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                December 31, 2002 and 2001

                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                      ----------------------------------------------

                                                                   2002            2001
                                                               -------------   -------------

Current liabilities:
      Accounts payable                                         $    245,466    $    368,734
      Accrued expenses (Note 4)                                     410,966         258,259
      Current portion of capital lease obligation                     2,653           6,967
      Deferred compensation (Note 8)                                123,000              --
      Notes payable (Note 5)                                         60,000          37,500
      Notes payable (Note 7)                                        201,090         205,790
                                                               -------------   -------------

      Total current liabilities                                   1,043,175         877,250

Long-term portion of capital lease obligation (Note 6)                   --           2,469
                                                               -------------   -------------

      Total liabilities                                           1,043,175         879,719
                                                               -------------   -------------

Commitments and contingencies (Notes 6, 7, 8 and 10)

Shareholders' (deficit) equity:
      Preferred stock, $ .00001 par value, 10,000,000 shares
         authorized, none issued or outstanding                          --              --
      Common stock, $ .00001 par value, 100,000,000 and
         30,000,000 shares authorized, 26,427,828 and
         18,112,378 shares issued and outstanding in 2002
         and 2001, respectively;
         1,887,165 and 1,913,738 shares issuable in 2002
         and 2001, respectively                                         283             200
      Additional paid-in capital                                 19,778,674      17,610,788
      Receivable from exercise of options                           (66,500)        (95,500)
      Accumulated deficit                                       (19,753,520)    (17,046,334)
                                                               -------------   -------------

      Total shareholders' (deficit) equity                          (41,063)        469,154
                                                               -------------   -------------

      Total liabilities and shareholders' (deficit) equity     $  1,002,112    $  1,348,873
                                                               =============   =============

              The accompanying notes are an integral part of the consolidated financial statements.

                                      VIRTGAME CORP.
                                      AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the years ended December 31, 2002 and 2001

                                                                  2002             2001
                                                              -------------   -------------

Revenue                                                       $    314,856    $    589,227

Operating expenses:
      Salaries and payroll expenses                              1,111,021         915,210
      Other operating expenses                                   1,985,448       1,857,236
                                                              -------------   -------------

      Total expenses operations                                  3,096,469       2,772,446
                                                              -------------   -------------

            Loss from operations before financial income
                  (expense) and income taxes                    (2,781,613)     (2,183,219)

Financial income (expense):
      Interest income                                                  516             460
      Interest expense                                             (52,683)        (39,547)
      Other income                                                 130,150          13,832
                                                              -------------   -------------

      Total financial income (expense)                              77,983         (25,255)
                                                              -------------   -------------

            Loss from operations before
                  income taxes                                  (2,703,630)     (2,208,474)

Income tax expense (Note 9)                                         (3,556)         (4,420)
                                                              -------------   -------------

            Net loss                                          $ (2,707,186)   $ (2,212,894)
                                                              =============   =============

Basic and diluted net loss per share                          $      (0.11)   $      (0.14)
                                                              =============   =============

Shares used to compute basic and diluted net loss per share     24,091,248      15,537,933
                                                              =============   =============

              The accompanying notes are an integral part of the consolidated financial statements.

                                                VIRTGAME CORP.
                                                AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                For the years ended December 31, 2002 and 2001

                                                   Common Stock          Additional     Receivable
                                          ----------------------------     Paid-In     from Exercise   Accumulated
                                              Shares         Amount        Capital       of Options       Deficit         Total
                                          ------------------------------------------------------------------------------------------

Balance forwarded,
   December 31, 2000                        12,957,949   $        130   $ 15,649,831   $         --    $(14,833,440)   $    816,521

Issuance of  common stock on
   exercise of employee stock
   options (Note 8)                            110,000              1         29,999             --              --          30,000

Issuances of stock options to employees
   and consultants                                  --             --        158,970             --              --         158,970

Issuance of common stock for
   conversion of note payable, net of
   issuance costs: March 2001 (Note 8)         150,000              1         33,749             --              --          33,750

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: April 2001
   through June 2001 (Note 8)                1,002,001             10        225,440             --              --         225,450

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: July 2001
   through September 2001 (Note 8)             638,000              6        143,544             --              --         143,550

Issuances of common stock for
   conversion of notes payable, net
   of issuance costs: October 2001
   through December 2001 (Note 8)              160,000              2         38,498             --              --          38,500

Issuances of common stock and exercise
   of stock options to consultants for
   services rendered (Note 8)                3,108,166             31        870,776             --              --         870,807

Issuances of common stock upon
   exercise of stock options (Note 8)        1,900,000             19        459,981        (95,500)             --         364,500

Net loss for the year ended
   December 31, 2001                                --             --             --             --      (2,212,894)     (2,212,894)
                                          ------------------------------------------------------------------------------------------

Balance, December 31, 2001                  20,026,116   $        200   $ 17,610,788   $    (95,500)   $(17,046,334)   $    469,154
                                          ==========================================================================================

                The accompanying notes are an integral part of the consolidated financial statements.

                                                VIRTGAME CORP.
                                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY (continued)
                                For the years ended December 31, 2002 and 2001

                                                  Common Stock           Additional    Receivable
                                         ----------------------------     Paid-In    from Exercise    Accumulated
                                             Shares         Amount        Capital      of Options        Deficit          Total
                                         ------------------------------------------------------------------------------------------

Balance forwarded,
   December 31, 2001                       20,026,116   $        200   $ 17,610,788   $    (95,500)   $(17,046,334)   $    469,154

Issuance of common stock for
  cash, net of issuance costs:
  January 2002 through March
  2002 (Note 8)                             3,274,000             33        838,466             --              --         838,499

Fair value of stock options issued to
  employees                                        --             --        106,850             --              --         106,850

Issuance of common stock for
  cash, net of issuance costs:
  October 2002 through December
  2002 (Note 8)                             2,284,286             25        569,975             --              --         570,000

Issuance of common stock, cash
  received during January 2003 (Note 8)       250,000              1        124,999             --              --         125,000

Issuance of common stock to
  and exercise of options by
  consultants for services rendered
  net of issuance costs (Note 8)            2,052,191             20        413,100        (37,500)             --         375,620

Issuance of common stock for
  conversion of notes payable
  (Note 8)                                    313,000              3         85,647             --              --          85,650

Issuances of common stock to
  satisfy accounts payable for
  services rendered (Note 8)                  115,400              1         28,849             --              --          28,850

Payment of receivable for stock
  issued via services rendered                     --             --             --         66,500              --          66,500

Net loss for the year ended
  December 31, 2002                                --             --             --             --      (2,707,186)     (2,707,186)
                                         ------------------------------------------------------------------------------------------

Balance, December 31, 2002                 28,314,993   $        283   $ 19,778,674   $    (66,500)   $(19,753,520)   $    (41,063)
                                         ==========================================================================================

                The accompanying notes are an integral part of the consolidated financial statements.

                                      VIRTGAME CORP.
                                      AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 2002 and 2001

                                                                          2002            2001
                                                                       ------------   ------------
Cash flows from continuing operating activities:
       Net loss from continuing operations                             $(2,707,186)   $(2,212,894)
       Adjustments to reconcile net loss from continuing operations to net cash flows used in continuing operating activities:
             Bad debt                                                       36,400         94,750
             Depreciation and amortization                                 334,157        349,519
             Debt forgiveness income                                      (128,016)            --
             Loss on sale of assets                                             --            721
             Issuance of common stock, options and warrants
                for consulting fees and compensation                       548,970      1,029,777
             Changes in operating assets and liabilities:
                Decrease (increase) in:
                   Accounts receivable                                     (76,042)      (158,589)
                   Unbilled revenues                                            --         27,925
                   Prepaid expenses and other current assets                (6,672)        10,301
                Increase in:
                   Deferred compensation                                   123,000             --
                   Accounts payable and accrued expenses                   190,055        327,427
                                                                       ------------   ------------

       Net cash flows used in continuing operating activities           (1,685,334)      (531,063)
                                                                       ------------   ------------

Cash flows provided by discontinued operating activities                        --         11,010
                                                                       ------------   ------------

Cash flows from investing activities:
       Decrease in deposits                                                     --          4,182
       Proceeds from the sale of property and equipment                         --          1,423
       Purchase of property and equipment                                  (11,830)          (905)
       Capitalization of software development cost                          (5,954)      (217,975)
                                                                       ------------   ------------

       Net cash flows used in investing activities                         (17,784)      (213,275)
                                                                       ------------   ------------

Cash flows from financing activities:
       Net proceeds from the issuance of common stock                    1,408,499        585,750
       Receipt of option exercise receivable                               250,000             --
       Borrowings on notes payable                                         104,400          4,700
       Borrowings on note payable                                               --         37,500
       Payments on notes payable                                            (4,700)            --
       Principal payments under capital lease                               (6,783)        (5,630)
                                                                       ------------   ------------

       Net cash flows provided by financing activities                   1,751,416        622,320
                                                                       ------------   ------------

Net increase (decrease) in cash                                             48,298       (111,008)

Cash at beginning of year                                                   12,045        123,053
                                                                       ------------   ------------

Cash at end of year                                                    $    60,343    $    12,045
                                                                       ============   ============

              The accompanying notes are an integral part of the consolidated financial statements.

                                      VIRTGAME CORP.
                                      AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      For the years ended December 31, 2002 and 2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                            2002        2001
                                                                         ----------  ----------
Cash paid during the year for:

       Interest                                                          $      --   $   3,043
                                                                         ==========  ==========

       Income taxes                                                      $   3,556   $   4,420
                                                                         ==========  ==========

Supplemental disclosure of noncash investing and financing activities:

       Foreign exchange loss                                             $      --   $    (191)
                                                                         ==========  ==========

       Receivable from exercise of options                               $ 162,500   $ 345,500
                                                                         ==========  ==========

       Retirement of debt and accounts payable for stock issued          $ 114,500   $      --
                                                                         ==========  ==========

              The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

       ORGANIZATION AND BUSINESS

       VirtGame Corp. (the "Company," formerly Virtgame.com Corp.) was incorporated in the State of Delaware on October 24, 1995, under the name MBA Licensing Corp. On June 20, 1996, the Board of Directors approved the change of the Company's name to Internet Gaming Technologies, Inc., on January 22, 1997, to Virtual Gaming Technologies, Inc., and on September 9, 1999, to Virtgame.com Corp.

       Virtgame is a provider of open architecture gaming software to the regulated gaming and lottery industries and offers licensed casinos, sports wagering and lottery operations a comprehensive suite of software products. Virtgame's solution is based on an open architecture supporting multiple operating system platforms and databases that requires no special or proprietary hardware and provides distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including local networks with a casino, such as over-the-counter, stand alone kiosks and in-room wagering, and wide area networks such as online closed loop Intranets or the Internet.

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

       PRINCIPLES OF CONSOLIDATION

       The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiary, Primeline Gaming Technologies, Inc., a California Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       FINANCIAL INSTRUMENTS

       The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, deposits, accounts payable, and accrued expenses approximate fair value due to the immediate short-term maturity of these financial instruments.

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

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

       REVENUE RECOGNITION

       In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the years ended December 31, 2002 and 2001 the Company recorded $0 in deferred revenues.

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

       STOCK BASED COMPENSATION

       In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 Statement amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

       Under SFAS No.148, the fair value of each option granted during the years ended December 31, 2002 and 2001 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of zero to five years, with an average risk-free interest rate of 4.75% to 5.00%, price volatility of 1.0 to 2.0 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net loss and loss per common share would have been as follows:

                                                            December 31,   December 31,
                                                                2001          2000
                                                            ------------   ------------
       Net loss:
          As reported                                       $(2,707,186)   $(2,212,894)
                                                            ============   ============

          Add:  Stock based employee compensation
                  included in reported net income, net
                  of related tax effects                         63,312         94,063

          Deduct: Total stock based employee
                  compensation expense determined
                  under fair value method, net of related
                  tax effects                                    76,761        155,246
                                                            ------------   ------------

          Proforma                                          $(2,720,635)   $(2,274,077)
                                                            ============   ============

       Basic and diluted net loss per share:
          As reported                                       $     (0.11)   $     (0.14)
                                                            ============   ============

          Proforma                                          $     (0.11)   $     (0.15)
                                                            ============   ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       ADVERTISING COSTS

       The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2002 and 2001, were approximately $17,900 and $1,500, respectively.

       CAPITALIZED SOFTWARE

       Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the years ended December 31, 2002 and 2001 was approximately $282,000 and $271,000, respectively. Research and development costs expensed for the years ended December 31, 2002 and 2001 were approximately $451,000 and $544,000, respectively.

       CONCENTRATIONS OF MAJOR CUSTOMERS

       Sales to three customers represented 100% of revenues during the years ended December 31, 2002 and 2001. These customers represented 100% and 100% of accounts receivable at December 31, 2002 and 2001, respectively.

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

       NET LOSS PER SHARE

       Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2002 and 2001, options and warrants to purchase 8,764,043 and 5,623,500 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       OTHER COMPREHENSIVE INCOME

       For the years ended December 31, 2002 and 2001, the Company had no items that were required to be recognized as components of other comprehensive income.

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

       RECENT ACCOUNTING STANDARDS

       In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. The adoption of this statement will have no material impact on the consolidated financial statements.

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss. SFAS 144 provides additional implementation guidance on accounting for an impairment loss. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning in 2002, the adoption of which did not have a material effect on the Company's financial position or results of operations.

       In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS are

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

       effective for fiscal years beginning after May 15, 2002; however, early application of SFAS 145 is encouraged. In 2002 the Company adopted SFAS No. 145, see Note 10.

       In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of SFAS 146 will not have a material effect on the Company's financial position or results of operations.

       In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

       Property and equipment consists of the following at December 31:

                                                         2002           2001
                                                     ------------   ------------
                   Computer hardware                 $   340,863    $   331,030
                   Office furniture and equipment         72,994         70,998
                                                     ------------   ------------

                                                         413,857        402,028

                   Less: accumulated depreciation       (378,829)      (326,569)
                                                     ------------   ------------

                                                     $    35,028    $    75,459
                                                     ============   ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 3 - CAPITALIZED SOFTWARE
-----------------------------

       Capitalized software consists of the following at December 31:

                                                         2002           2001
                                                     ------------   ------------
                   Computer software                 $ 1,410,307    $ 1,404,353
                   Less: accumulated amortization       (753,666)      (471,770)
                                                     ------------   ------------

                                                     $   656,641    $   932,583
                                                     ============   ============

NOTE 4 - ACCRUED EXPENSES
-------------------------

       Accrued expenses consists of the following at December 31:

                                                         2002          2001
                                                     ------------   ------------
                   Accrued payroll                   $   106,283    $   142,778
                   Accrued interest                       44,564         52,661
                   Accrued employee relocation                --         26,659
                   Accrued severance                     231,250             --
                   Accrued other                          28,869         36,161
                                                     ------------   ------------

                                                     $   410,966    $   258,259
                                                     ============   ============

NOTE 5 - NOTES PAYABLE
----------------------

       During the year ended December 31, 2001, the Company issued a $37,500 convertible note payable which is convertible into 150,000 shares of the Company's common stock at the holders discretion, subordinated to certain other obligations, bears interest of 10% per annum and matures April 2001. At December 31, 2001, there was approximately $2,500 of accrued interest on this note. The note had an attached warrant to purchase 150,000 shares of the Company's common stock, which expires April 2005. In June of 2002 the note holder exercised their right to convert the note into common stock. Payment of principal and accrued interest was satisfied by the issuance of 165,000 shares of the Company's common stock. In addition the note holder exercised the warrant rights and was issued 100,000 shares of the Company's common stock.

       During the year ended December 31, 2002, the Company issued a $60,000 convertible note payable which is convertible into the Company's common stock at the Company's discretion. The conversion rate of the note is based on the lower of $0.25 per share or the 10-day weighted average stock price immediately before conversion. The note holder retains the right to convert the note into stock, if the note is prepaid. The note is senior debt and bears an interest rate of 18% per annum and matures on January 5, 2003. The Company is currently negotiating an extension on the note. At December 31, 2002, there was approximately $4,500 of accrued interest on this note

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

       OPERATING LEASES

       During 2002 the Company signed a new lease for its office facilities under a non-cancelable operating lease through February 2005. The new lease calls for monthly payments of approximately $2,900 per month.

       CAPITAL LEASE

       The Company leases computer equipment under capital lease agreements, with an imputed interest rate of 13.97%, due in monthly installments of approximately $700 through April 2003. The computer equipment that collateralizes the leases had a net book value of approximately $9,200 at December 31, 2002.

       During each of the years ended December 31, 2002 and 2001, the Company recorded amortization expense on leased equipment of approximately $2,300.

       At December 31, 2002, the annual future minimum lease payments under operating and capital leases are as follows:

                                                             Operating  Capital
                                                               Leases    Lease
                                                              --------  --------
             2003                                             $38,190   $ 2,791
             2004                                              40,170        --
             2005                                               6,750        --
                                                              --------  --------

             Total minimum lease payments                     $85,110     2,791
                                                              ========

             Less amount representing interest                             (138)
                                                                        --------

             Present value of net minimum lease payments                  2,653

             Less current maturities                                     (2,653)
                                                                        --------

             Long-term lease obligations                                $    --
                                                                        ========

       Rental expense for office facilities for the years ended December 31, 2002 and 2001 totaled approximately $54,000 and $81,000, respectively.

       EMPLOYMENT AGREEMENTS

       During November 1999, the Company entered into a two year and nine-month employment agreement with the Chief Executive Officer (the "CEO"). The agreement provides for a base salary of $150,000, and an annual cash bonus equal to 2% of the Company's annual gross revenues in excess of $1 million. In conjunction with this agreement, the CEO has agreed not to solicit any person employed full-time by the Company during the term of his employment and for one year after termination. The agreement also provides for a cash bonus of $100,000 upon the anticipated public offering of the Company and a payment of $250,000 upon the sale or merger of the Company. The CEO resigned during 2001 and as such the agreement terminated. 16

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

       During July 2001, the Company entered into a two year employment agreement with the Chief Operating Officer and Chief Financial Officer (the "COO and CFO"), both titles belonging to one individual. The agreement provides for a base annual salary of $125,000, and a cash bonus of $30,000 for the first $2,000,000 of capital investments placed with the Company after the signing of the employment agreement. The agreement also provides for a payment of 10% for each software licensing agreement the Company signs with specified companies, up to $25,000 per agreement. The employment agreement also provides for the Company to issue this officer 1,000,000 options at an exercise price of $0.25 per share exercisable for 5 years, of which 50% vest immediately and 50% vest one year from the start of the employment agreement. In September 2002 the employment agreement was amended as the CFO/COO assumed the CEO role. Terms of the agreement were modified to increase the executive's base annual salary to $150,000, provide for an incentive of a 10% stock bonus for each share issued under financing that the executive was responsible for, during the fourth quarter of 2002 and a portion of the executive's options to purchase 615,000 shares of common stock were repriced from $0.50 to $0.25 a share (see deferred compensation). In addition, the executive was granted an option to purchase 600,000 shares of common stock at $0.25 per share which are all vested at December 31, 2002.

       During September 2001, the Company entered into a month-to-month agreement with an interim Chief Executive Officer (the "CEO") where the Company would pay consulting fees in the amount of $12,500 per month until a more permanent arrangement was made. On January 1, 2002, the Company entered into a two year employment agreement with this individual. The new agreement provided for a base annual salary of $150,000, which will be increased to $200,000 thirty days after the Company has placed $2,000,000 in financial institutions. The agreement provides the CEO a cash bonus equal to 3% of any investment capital the CEO obtains for the Company. The agreement also provides for the Company to issue the CEO options in the amounts of: 200,000 at an exercise price of $0.50 on January 1, 2002; 200,000 at an exercise price of $1.50 on January 1, 2002; and 400,000 at an exercise price of $1.50 upon the date when the Company's stock trades over $5.00 for thirty consecutive days. In September 2002 the Company terminated its agreement with the CEO and negotiated a severance agreement whereby the Company agreed to pay the former CEO's salary through the end of 2003. In addition, the Company agreed to reimburse the former CEO for certain expenses incurred as CEO. The total amount agreed to was $231,250 and is included in accrued liabilities as of December 31, 2002.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

       NOTE PAYABLE TO STOCKHOLDER AND AFFILIATE

       During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 as of December 31, 2002 and 2001, and total interest expense incurred by the Company on these related party notes payable for the years ended December 31, 2002 and 2001 was approximately $12,000. In 2002 the Company negotiated an agreement with the note holder whereby all interest was forgiven. Accordingly the Company has not accrued interest on the note in 2002 and has recognized debt forgiveness income of approximately $29,000 (Note 10).

       During the year ended December 31, 2001, the Company borrowed $4,700 from two of its employees. These notes do not bear interest and are payable on demand. The notes were paid in the first quarter of 2002.

       NOTE PAYABLE - LICENSING AGREEMENT

       During 1997, the Company entered into a settlement agreement with a vendor whereby the Company issued a $150,000 promissory note in exchange for the return of 385,000 shares of the Company's common stock. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. All remaining principal and accrued interest was due in September 1998. The note was not repaid upon maturity and as of December 31, 2002 and 2001, had a balance of $116,090 and accrued interest of approximately $40,100 and $25,400, respectively.

       RENTAL PROPERTY

       During the year ended December 31, 2001, the Company entered into a rental agreement with a shareholder, whereby the Company would lease a temporary corporate residence on a month-to-month basis. The shareholder received $15,000 as rent and 30,000 options as part of this arrangement (see Note 8).

NOTE 8 - SHAREHOLDERS' (DEFICIT) EQUITY
---------------------------------------

       STOCK, OPTIONS AND WARRANTS ISSUED FOR SERVICES

       During the year ended December 31, 2000, the Company issued warrants to purchase 37,500 shares of its common stock as consideration for services provided in connection with execution of a software licensing agreement. All of the warrants are immediately exercisable and expire five years from the date of issuance. The warrants have been valued at $42,359 and have been recorded as an increase to additional paid-in capital and consulting fees. These warrants remain unexercised as of December 31, 2002.

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

       During the year ended December 31, 2001, the Company granted stock options to acquire 1,900,000 shares of common stock to its investment banker as compensation for services rendered. These options were fully vested and exercised immediately. Proceeds from the exercise amounted to $114,500, net of issuance costs of $15,000. The Company held subscriptions receivable of $345,500 at December 31, 2001 in connection with the exercise of these options. During the year the Company received $316,500 of these subscriptions.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 8 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
---------------------------------------

       During the year ended December 31, 2002, the Company issued 2,052,191 shares, as a result of the direct issuance of shares and the exercise of options, as consideration for services provided in connection with the placement and execution of private placements to fund current year operations, consultation for providing strategic relationships and other consulting services. The Company recorded an expense of $375,620, for these transactions and holds a subscription receivable in the amount of $37,500 for the balance.

       During the year ended December 31, 2002, the Company issued 115,400 shares to satisfy certain accounts payable valued at approximately $45,000 and recorded debt forgiveness of $16,150.

       STOCK ISSUED FOR CASH

       During the year ended December 31, 2001, two officers of the Company exercised 110,000 shares of their fully vested stock options. The Company recorded $30,000 of cash proceeds from these transactions.

       During the year ended December 31, 2002, the Company issued 5,808,286 shares of its common stock in exchange for cash and a subscription receivable, pursuant to five private placements executed during the year. Cash proceeds from the private placements, net of issuance costs, amounted to approximately $1,408,499 and have been used to fund current operations. At December 31, 2002 the Company held a subscription receivable of $125,000 from one individual, which was paid during January 2003. In connection with the private placements the Company issued 224,000 shares of common stock to its investment bankers as compensation for services rendered.

       STOCK ISSUED UPON CONVERSION OF NOTES PAYABLE

       During the year ended December 31, 2001, the Company issued shares of common stock relative to the conversion of convertible notes payable. Total net proceeds from the sale and conversion of the notes was $441,250, net of issuance and commission costs of $46,250.

       During the year ended December 31, 2002, the Company issued 313,000 shares of common stock relative to the conversion of convertible notes payable, and exercised warrant rights in the amount of $85,650.

       DEFERRED COMPENSATION

       During the year ended December 31, 2002, the Company reduced the exercise price of 615,000 options to purchase common stock, previously issued to the CEO. Under APB No. 25 the intrinsic value of the option has been changed which has triggered variable accounting for these options. The provisions of APB No. 25 require the Company to reevaluate the amount of deferred compensation at the end of each quarter or reporting period. For the year ended December 31, 2002 the difference between the exercise price and the fair market value of the Company's common stock was $0.20. Accordingly the Company has recorded deferred compensation of $123,000 in the accompanying consolidated financial statements.

       STOCK OPTIONS

       In 1997, the Company adopted a stock option plan (the "Plan") under which options to purchase up to 500,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. Both "incentive" and "nonqualified" options may be granted under the Plan. Incentive options may be granted at an exercise price equal to the fair market value of the shares at the date of grant while nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to 10 years. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 8 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
---------------------------------------

       10% of the total combined voting power of all classes of stock of the Company may not be granted at less than 110% of the fair market value on the date of grant. The Company amended the Plan to increase the number of options to purchase 5,000,000 shares of common stock in 2000 and in 2001 increased the number of options to purchase 10,000,000 shares of common stock.

       The Company has elected to account for nonqualified grants and grants under it's Plan following APB No. 25, SFAS No. 148, which amended SFAS No. 123, and related interpretations. Accordingly, compensation costs of approximately $107,000 and $158,000 have been recognized for nonqualified options for the years ended December 31, 2002 and 2001, respectively. In November 1999, the Company extended the expiration date on options previously granted to the CEO to purchase 480,000 shares of common stock. The expiration date was extended by five years to December 31, 2005. No additional compensation cost has been recognized on the extension of the expiration date as there was no change in the intrinsic value of the options. During the year ended December 31, 2001, the CEO exercised 100,000 options and the remaining 380,000 options expired unexercised upon his resignation.

       A summary of the activity of the stock options for the years ended December 31, 2002 and 2001 is as follows:

                                                       Year ended            Year ended
                                                   December 31, 2002      December 31, 2001
                                                 ---------------------  ----------------------
                                                             Weighted                Weighted
                                                              Average                 Average
                                                             Exercise                Exercise
                                                   Shares      Price      Shares       Price
                                                 ----------  ---------  -----------  ---------
      Outstanding at beginning of period         5,848,200   $   0.28    2,411,000   $   1.32
      Granted                                    2,375,400       0.29    7,662,200       0.24
      Canceled                                     (16,000)      0.10     (125,000)      1.10
      Exercised                                   (568,000)      0.23   (3,070,000)      0.23
      Expired                                     (215,000)      0.34   (1,030,000)      1.18
                                                 ----------  ---------  -----------  ---------

      Outstanding at end of period               7,424,600   $   0.27    5,848,200   $   0.28
                                                 ==========  =========  ===========  =========

      Exercisable at end of period               7,424,600   $   0.27    4,882,700   $   0.28
                                                 ==========  =========  ===========  =========

      Weighted-average fair value of options
         granted during the period                           $   0.29                $   0.24
                                                             =========               =========

      Weighted-average remaining contractual
      life of options outstanding at end of period           3.2 years               4.8 years
                                                             =========               =========

NOTE 9 - INCOME TAXES
---------------------

       Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 9 - INCOME TAXES (Continued)
---------------------
       effect of temporary differences consisted of the following as of December 31:

                                                                2002            2001
                                                             ------------   ------------
      Deferred tax assets:
         Net operating loss carryforwards                    $ 5,391,000    $ 4,377,000
         Compensation element of stock options issued          1,132,000        982,000
         Startup costs capitalized for income tax purposes        75,000         75,000
         Other                                                     7,000          7,000
            Gross deferred tax assets                          6,605,000      5,441,000
                                                             ------------   ------------

            Less valuation allowance                          (6,605,000)    (5,441,000)
                                                             ------------   ------------

            Deferred tax liabilities                                  --             --
                                                             ------------   ------------
                                                             $        --    $        --
                                                             ============   ============

       Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,164,000 from 2001.

       As of December 31, 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $13,544,000 expire as follows:
       $194,000 in 2011, $322,000 in 2012, $3,609,000 in 2018, $2,935,000 in
       2019, $1,580,000 in 2020, $2,111,000 in 2021 and $2,793,000 in 2022.
       State net operating loss carryforwards totaling approximately $12,933,000 expire as follows: $3,608,000 in 2003, $2,930,000 in 2004, $1,579,000 in
       2005, $2,109,000 in 2006 and $2,707,000 in 2007. Due to Internal Revenue
       Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

       A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                       2002             2001
                                                    ------------    ------------
      Income tax benefit at statutory rate          $   948,000     $   773,000
      Change in valuation allowance                  (1,164,000)       (861,000)
      Nondeductible expenses                             (1,000)         (1,000)
      State income taxes, net                           158,000         129,000
      Other                                              55,444         (44,420)
                                                    ------------    ------------

                                                    $    (3,556)    $    (4,420)
                                                    ============    ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 10- OTHER INCOME
---------------------

       During the year ended December 31, 2002 the Company recognized approximately $128,000 of income through the forgiveness of accounts payable, and the forgiveness of interest upon the renegotiation of a note payable to a shareholder described in Note 7.

NOTE 11 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
----------------------------------------------------------------

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses since its inception of approximately $19,754,000, inclusive of noncash charges for capital stock, options and warrant issuance-related activity of approximately $6,006,000. The cumulative losses have reduced net shareholders' equity to a deficit of approximately $41,000 as of December 31, 2002. At present, the Company's working capital may not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Based on current contract negotiations, management believes the Company will generate sufficient revenues and cash flows from software licensing agreements to meet its current obligations during the year ending December 31, 2003. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until sufficient software licensing revenues and cash flows can be achieved by the Company.

NOTE 12  SUBSEQUENT EVENT
----------------------------

       On March 31, 2003, pursuant to management's plan to raise additional capital Discussed above, the Company entered into a financing agreement to raise up $3.0 million. Under the terms of the agreement the Company will issue a private placement memorandum offering "Units" consisting of 25 shares of the Company's Series A Preferred Stock with warrants to purchase the Company's common stock. In conjunction with this financing the Company has enlisted three co-placement agents, each of whom will receive compensation in the form of stock and warrants to purchase common stock in the Company.