Form 10QSB
period 2003-03-31
VIRTGAME COM CORP
filed 2003-05-14
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
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

                                YES [X]   NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of March 31, 2003 was 28,741,775

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X].

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2003


                                                                          Page
                                                                         Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements
            o    Consolidated Balance Sheets as of March 31, 2003
                 (unaudited) and December 31, 2002                          3

            o    Consolidated Statements of Operations (unaudited)
                 for the three months ended March 31, 2003 and 2002         5

            o    Consolidated Statements of Cash Flows (unaudited)
                 for the three months ended March 31, 2003 and 2002         6

            o    Notes to Consolidated Financial Statements (unaudited)     7

        ITEM 2.  Management's Discussion and Analysis or Plan of
                 Operations                                                14

        ITEM 3.  Controls And Procedures                                   16


PART II - OTHER INFORMATION                                                17

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 and DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                    March 31,       December 31,
                                                      2003             2002
                                                   (Unaudited)
                                                   ------------     ------------

Current assets:
 Cash                                              $    14,821      $    60,343
 Accounts receivable, net of allowances                254,558          107,992
 Prepaid expenses and other current assets               4,272            7,309
 Subscription receivable                                    --          125,000
                                                   ------------     ------------
 Total current assets                                  273,651          300,644
                                                   ------------     ------------

Noncurrent assets:
 Deposits                                                9,799            9,799
 Property and equipment, net                            34,561           35,028
 Capitalized software, net                             609,939          656,641
                                                   ------------     ------------
 Total noncurrent assets                               654,299          701,468
                                                   ------------     ------------

 Total assets                                      $   927,950      $ 1,002,112
                                                   ============     ============

                                      VIRTGAME CORP.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2003 and DECEMBER 31, 2002

                           LIABILITIES AND SHAREHOLDERS' DEFICIT
                           -------------------------------------

                                                            March 31,        December 31,
                                                              2003              2002
                                                           (Unaudited)
                                                         --------------     --------------
 Current liabilities:
  Accounts payable                                       $     279,805      $     245,466
  Accrued expenses                                             524,672            410,966
  Current portion of capital lease obligation                      683              2,653
  Deferred compensation                                         30,750            123,000
  Notes payable                                                261,090            261,090
                                                         --------------     --------------
  Total liabilities                                          1,097,000          1,043,175
                                                         --------------     --------------

Shareholders' equity:
  Preferred stock, $.0001 par value, 10,000,000
     shares authorized, none issued or outstanding                  --                 --
  Common stock, $.00001 par value; 100,000,000
     shares authorized; 27,889,254 and 26,427,828
     shares issued and outstanding in 2003 and 2002,
     respectively; 852,521 and 1,887,165 issuable
     in 2003 and 2002, respectively                                287                283
  Additional paid-in capital                                19,887,670         19,778,674
  Receivable from exercise of options                         (122,999)           (66,500)
  Accumulated deficit                                      (19,934,008)       (19,753,520)
                                                         --------------     --------------

  Total shareholders' deficit                                 (169,050)           (41,063)
                                                         --------------     --------------

  Total liabilities and shareholders' deficit            $     927,950      $   1,002,112
                                                         ==============     ==============

                                            4

                                         VIRTGAME CORP.
                                        AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended March 31, 2003 and 2002

                                                                  Three months ended March 31,
                                                                     2003              2002
                                                                -------------     -------------
Revenue:                                                        $    274,058      $     88,897
Operating expenses:
     Salaries and payroll expenses                                    80,036           241,561
     Other operating expenses                                        366,198           566,613
                                                                -------------     -------------
     Total expenses from operations                                  446,234           808,174
                                                                -------------     -------------
         Loss from operations before financial
              expense and income taxes                              (172,176)         (719,277)

Financial income (expense):
     Interest income                                                      --               103
     Interest expense                                                 (7,164)           (8,738)
                                                                -------------     -------------
     Total financial expense                                          (7,164)           (8,635)
                                                                -------------     -------------
         Loss from operations before income taxes                   (179,340)         (727,912)


Income tax expense                                                    (1,148)           (1,625)
                                                                -------------     -------------
         Net loss                                               $   (180,488)     $   (729,537)
                                                                =============     =============


Basic and diluted net loss per share                            $      (0.01)     $      (0.03)
                                                                =============     =============


Shares used to compute basic and diluted net loss per share       28,411,706        21,117,983
                                                                =============     =============

                                               5

                                         VIRTGAME CORP.
                                        AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31, 2003 and 2002

                                                                                   Three months ended March 31,
                                                                                      2003              2002
                                                                                 -------------     -------------
Cash flows from continuing operating activities:
     Net loss from continuing operations                                         $   (180,488)         (729,537)
     Adjustments to reconcile net loss
          to net cash flows used in  operating activities:
              Depreciation and amortization                                            77,589            87,308
              Issuance of common stock, options and warrants
                   for consulting fees and compensation                                 9,000           177,813
              Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Accounts receivable                                          (146,566)           72,379
                        Prepaid expenses and other current assets                       3,037           241,671
                   (Decrease) increase in:
                        Deferred compensation                                         (92,250)               --
                        Accounts payable and accrued expenses                         148,045           (79,040)
                                                                                 -------------     -------------
     Net cash flows used in  operating activities                                    (181,633)         (229,406)
                                                                                 -------------     -------------
Cash flows from investing activities:
     Purchase of property and equipment                                                (6,829)               --
     Capitalization of software development cost                                      (23,591)               --
                                                                                 -------------     -------------
     Net cash flows used in investing activities                                      (30,420)               --
                                                                                 -------------     -------------
Cash flows from financing activities:
     Net proceeds from the issuance of common stock                                   100,000           785,300
     Receipt of option exercise receivable                                             68,501                --
     Payments on notes payable                                                             --            (4,700)
     Principal payments under capital lease                                            (1,970)           (1,555)
                                                                                 -------------     -------------
     Net cash flows provided by financing activities                                  166,531           779,045
                                                                                 -------------     -------------
Net (decrease) increase in cash                                                       (45,522)          549,639
Cash at beginning of  period                                                           60,343            12,045
                                                                                 -------------     -------------
Cash at end of period                                                            $     14,821      $    561,684
                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest                                                               $        642      $      8,738
                                                                                 =============     =============
          Income taxes                                                           $      1,148      $      1,625
                                                                                 =============     =============
     Supplemental disclosures of noncash investing and financing activities:
          Receivable from exercise of options                                    $    100,000      $     37,500
                                                                                 =============     =============
          Retirement of debt and accounts payable for stock issued               $         --      $     32,400
                                                                                 =============     =============

                                               6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

         These consolidated financial statements of VirtGame Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2002. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

General
-------
         Headquartered in San Diego, California, VirtGame is a provider of open architecture gaming software to the regulated gaming and lottery industries. We offer to licensed casinos and sports wagering and lottery operations a comprehensive suite of software products that provide:

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

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. In October 2002, we received manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months and will expire in April 2004. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada.

         In October 2000, we received approval from the Nevada State Gaming Control Board to offer the Coast Hotels' closed loop wagering system, which was the first time any U.S. gaming authority approved an online gaming opportunity. In July 2002, Las Vegas Dissemination Company, the exclusive pari-mutuel systems operator to the Nevada casino industry, agreed to serve as our exclusive distributor of our sports and race book software products in Nevada. We have entered into contracts with other licensed U.S. and foreign land-based gaming operators for purposes of designing and operating online gaming opportunities.

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

         In furtherance of our commitment to the promotion of regulated online gaming, we applied for and received manufacturer and distributor gaming licenses in the State of Nevada on October 24, 2002. In May 2002, the Province of Ontario, Canada granted us a non-gaming related supplier license. We intend to file additional applications for gaming licenses in other U.S. and foreign jurisdictions in the future. While we do not believe that we require licensing by the gaming regulators, we believe that the legalization of online gaming will require, among other things, the regulation and supervision of the involved parties. We believe that licensing will prove to be a considerable barrier to entry for our future competitors and that our early efforts to obtain gaming licenses will give us a considerable advantage over our competition and allow us to help shape the regulatory landscape within which we will operate.

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

Nevada Gaming Regulation
------------------------

         The manufacture, sale and distribution of gaming application software in Nevada or for use outside Nevada is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission (Commission), the Nevada State Gaming Control Board (GCB), and the local laws, regulations and ordinances of various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming device and/or gaming software manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our operations.

         Our Nevada gaming licenses require the periodic payment of fees and taxes and are not transferable. Each type of gaming software application we sell in Nevada must first be approved by the Commission and may require subsequent modification. We must also report substantially all loans, leases, sales of securities and similar financing transactions to the GCB and the Commission, and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.

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

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the chairman of the GCB may be found unsuitable. The same restrictions apply to a record owner who fails to identify the beneficial owner, if requested to do so. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond that period of time as may be prescribed by the Commission may be guilty of a criminal offense. We are subject to disciplinary action, and possible loss of our approvals, if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee

         The Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated and be found suitable to own any of our debt securities. If the Commission determines that a person is unsuitable to own any of these securities, then pursuant to the Nevada gaming laws, we can be sanctioned, including the loss of our approvals, if without prior Commission approval, we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with these securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the cities and counties where we conduct operations. Depending on the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually. Annual fees are payable to the State of Nevada to renew our Nevada gaming licenses.

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

Private Placement
-----------------

         On April 14, 2003 the Company started a private placement offering a minimum of 80 ("minimum offering") and a maximum of 120 ("maximum offering") Units of our securities, at $25,000 per Unit, through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. Each Unit consists of 25 shares of our Series A Preferred Stock and 35,000 common stock purchase warrants. The following is a brief summary of the terms of the Series A Preferred Stock and Unit Warrants:

         o The Series A Preferred Stock and the Unit Warrants will be priced based on the average closing bid price for our common stock for the ten (10) consecutive trading days ending three
                  (3) trading days prior to the termination date of this offering (that average price being referred to as the "Common Stock Price Per Share").
         o The Series A Preferred Stock will have a liquidation preference of $1,000 per share and each share of Series A Preferred Stock will be convertible into shares of our common stock at a conversion price equal to 115% of the Common Stock Price Per Share, subject to certain anti-dilution rights, including a downward adjustment in the conversion price in the event of our sale of any common shares over the 24 month period following the termination date of the Offering at a price less than the Common Stock Price Per Share. The Series A Preferred Stock will vote with the common shares.
         o The Warrants made part of the Units will entitle their holders to purchase one share of our common stock, over a five-year period, at an exercise price equal to 115% of the Common Stock Price Per Share.
         o We have agreed to file a registration statement with the Securities and Exchange Commission, within 120 days from the termination date of the offering, for purposes of registering for resale the common shares underlying the Series A Preferred Stock and Unit Warrants

Use of estimates
----------------

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

Software license fee revenue and related accounting pronouncements
------------------------------------------------------------------

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended March 31, 2003 the Company recorded $0 in deferred revenues.

         The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees represent revenues related to licenses for software delivered to customers for in-house applications. Revenues from single-element software license agreements are recognized upon shipment of the software. Revenues from software arrangements involving multiple elements are allocated to the individual elements based on their relative fair values. If services are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts. Contract revenues are recognized based on labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct labor, direct material and indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Hosting fees represent revenues from post-contract customer support services where the Company's software is resident on a company server and are recognized ratably over the hosting period. Event fees are recognized as the events take place.

Capitalized Software
--------------------

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended March 31, 2003 and 2002 was $70,293 and $70,380 respectively. Research and development costs expensed for the quarters ended March 31, 2003 and 2002 were $109,534 and $186,669 respectively.

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

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. In October 2002, we received manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months and will expire in April 2004. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada.

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

Comparison of operations to prior year quarter
----------------------------------------------

         Revenues from software application services were $274,058 for the three months ending March 31, 2003 and $88,897 for the prior year quarter ended March 31, 2002. The increase in revenues for the first three months of this year versus the prior year's quarter was due to higher initial software licensing fees from new customers.

         Operating expenses decreased by 45% to $446,234 for the three months ended March 31, 2003 compared to $808,174 during the prior year quarter. The decrease in operating expenses was due to lower consulting, legal and licensing fees offset by higher distributorship expenses.

         Interest expense decreased to $7,164 for the three months ended March 31, 2003 from $8,738 for the prior three months ended March 31, 2002. The decrease in the interest expense was due to lower notes payable amounts compared to the previous year's quarter. During the quarter ending June 30, 2002 the founder of the Company agreed to waive all of the $28,966 interest we had accrued on his original $85,000 notes. It was further agreed that the remaining $85,000 indebtedness would not accrue any further interest, be payable on May 15, 2003 and if not paid by that date, to start accruing interest at the original 12% per year as of that date.

         Net loss from operations for the three months ended March 31, 2003 was $180,488 compared to net loss from operations of $729,537 for the three months ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

         The Company had a working capital deficit as of March 31, 2003 of negative $823,349, a deterioration in working capital of $80,818 compared to the working capital deficit of negative $742,531 as of December 31, 2002. Subsequent to March 31, 2003, the Company received $250,000 in private placement financing, however the Company also continues to experience continuing losses from operations. As of March 31, 2003 the Company had shareholders' deficit of $169,050 compared to shareholders' deficit of $41,063 at December 31, 2002.

         The Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund its gaming software development and to finance possible future losses from operations as the Company endeavors to build revenue, enhance its existing software or develop new software. To that end, on April 14, 2003, the Company commenced a private placement of its securities for the gross offering proceeds of $3 million through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. The securities are being offered by the placement agents on a "best efforts" basis, which means that neither Lighthouse Financial, Keane Securities, McMahan Securities nor any other broker-dealer is obligated to purchase any securities, but are required only to use their best efforts to sell the securities on our behalf. There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the present private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 2002 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements
--------------------------

         This Quarterly Report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in the Company's 2002 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial operations; the absence of commercial acceptance of the Company's services and products by its potential customers; the absence of meaningful revenues as of the date of this report; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal year 2002; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

ITEM 3. -- Controls and Procedures.
-----------------------------------

          During the 90-day period prior to the filing date of this report, management, including the Corporation's President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

          There have been no significant changes in the Corporation's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 8 full time employees, the effectiveness of the Corporation's controls heavily depended on the direct involvement of its President and Chief Financial Officer.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

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

VirtGame Corp.
(Registrant)

Date:    May 13, 2003                     /s/  BRUCE MERATI
                                          -------------------------------------
                                          Bruce Merati
                                          President and Chief Financial Officer

                                 CERTIFICATIONS

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Bruce Merati, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of VirtGame Corp. ("registrant"):

         2. Based on my knowledge, this quarterly l report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         Date: May 13, 2003

            /s/ Bruce Merati
         -----------------------
         Bruce Merati
         Chief Financial Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         Date: May 13, 2003



                                         By:     /s/ Bruce Merati
                                               --------------------
                                               Bruce Merati
                                               President