Form 10QSB
period 2003-06-30
VIRTGAME COM CORP
filed 2003-08-14
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of June 30, 2003 was 30,205,623

Transitional Small Business Disclosure Format (Check one): Yes [ ] No  [X].

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2003



                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

            o    Consolidated Balance Sheets as of June 30, 2003
                 (unaudited) and December 31, 2002                            3

            o    Consolidated Statements of Operations (unaudited) for
                 six months and three months ended June 30, 2003 and 2002     5

            o    Consolidated Statements of Cash Flows (unaudited) for
                 six months ended June 30, 2003 and 2002                      6

            o    Notes to Consolidated Financial Statements (unaudited)       7


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations   10

        ITEM 3. Qualitative and Quantitative Disclosure About Market Risk     12

        ITEM 4.  Controls And Procedures                                      12

PART II - OTHER INFORMATION                                                   13

         ITEM 2.  Changes in Securities                                       13

         ITEM 6.  Exhibits and Reports on Form 8-K                            13

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 and DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                    June 30,     December 31,
                                                      2003           2002
                                                   (Unaudited)
                                              ---------------- ----------------

Current assets:
 Cash                                         $        30,640  $        60,343
 Accounts receivable, net of allowances               167,800          107,992
 Prepaid expenses and other current assets             76,236            7,309
 Subscription receivable
                                                            -          125,000
                                              ---------------- ----------------
 Total current assets                                 274,676          300,644
                                              ---------------- ----------------

Noncurrent assets:
 Deposits                                               9,184            9,799
 Property and equipment, net                           30,724           35,028
 Capitalized software, net                            735,178          656,641
                                              ---------------- ----------------
 Total noncurrent assets                              775,086          701,468
                                              ---------------- ----------------

 Total assets                                 $     1,049,762  $     1,002,112
                                              ================ ================


                                           VIRTGAME CORP.
                                           AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2003 and DECEMBER 31, 2002


                                LIABILITIES AND SHAREHOLDERS' DEFICIT
                                -------------------------------------

                                                                   June 30,    December 31,
                                                                     2003         2002
                                                                 (Unaudited)
                                                              --------------- ---------------
 Current liabilities:
  Accounts payable                                            $      288,654  $      245,466
  Accrued expenses                                                   479,527         410,966
  Current portion of capital lease obligation                              -           2,653
  Deferred compensation                                              153,750         123,000
  Notes payable                                                      261,090         261,090
                                                              --------------- ---------------
  Total current liabilities                                        1,183,021       1,043,175
                                                              --------------- ---------------

 Shareholders' equity:
  Preferred stock, $.0001 par value, 10,000,000
     shares authorized, none issued or outstanding                         -               -

  Common stock, $.00001 par value; 100,000,000
     shares authorized; 28,689,254 and 26,427,828
     shares issued and outstanding in 2003 and 2002,
     respectively; 1,516,369 and 1,887,165 issuable
     in 2003 and 2002, respectively                                      302             283
  Additional paid-in capital                                      20,261,905      19,778,674
  Receivable from exercise of options                                (66,000)        (66,500)
  Accumulated deficit                                            (20,329,466)    (19,753,520)
                                                              --------------- ---------------

  Total shareholders' deficit                                       (133,259)        (41,063)
                                                              --------------- ---------------

  Total liabilities and shareholders' deficit                 $    1,049,762  $    1,002,112
                                                              =============== ===============


                                                          VIRTGAME CORP.
                                                          AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the six and three months ended June 30, 2003 and 2002

                                                            Six Months Ended June 30,            Three Months Ended June 30,
                                                             2003               2002               2003               2002
                                                         -------------      -------------      -------------      -------------
Revenue:                                                 $    324,800       $    191,940       $     50,742       $    103,043
Operating expenses:
     Salaries and payroll expenses                            378,167            461,890            298,131            220,329
     Other operating expenses                                 506,257            906,288            140,059            339,675
                                                         -------------      -------------      -------------      -------------
     Total expenses from operations                           884,424          1,368,178            438,190            560,004
                                                         -------------      -------------      -------------      -------------
         Loss from operations before financial
              expense and income taxes                       (559,624)        (1,176,238)          (387,448)          (456,961)

Financial income (expense):
     Interest income                                                1                515                  1                412
     Other income                                                  --              2,133                 --              2,133
     Interest expense                                         (14,812)           (14,349)            (7,648)            (5,611)
                                                         -------------      -------------      -------------      -------------
     Total financial expense                                  (14,811)           (11,701)            (7,647)            (3,066)
                                                         -------------      -------------      -------------      -------------
         Loss from operations before income taxes            (574,435)        (1,187,939)          (395,095)          (460,027)

Income tax expense                                             (1,511)            (2,482)              (363)              (857)
                                                         -------------      -------------      -------------      -------------
         Loss before extraordinary gain                      (575,946)        (1,190,421)          (395,458)          (460,884)
         Extraordinary gain on partial cancellation
              of notes payable, net of $0 in income
              taxes ($0.00 per share)                              --             28,966                 --             28,966
                                                         -------------      -------------      -------------      -------------
         Net loss                                        $   (575,946)      $ (1,161,455)      $   (395,458)      $   (431,918)
                                                         =============      =============      =============      =============

Basic and diluted net loss per share                     $      (0.02)      $      (0.04)      $      (0.01)      $      (0.02)
                                                         =============      =============      =============      =============

Shares used to compute basic and diluted net loss
     per share                                             29,655,792         26,348,626         29,708,755         24,188,691
                                                         =============      =============      =============      =============


                                                      VIRTGAME CORP.
                                                      AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Six Months Ended June 30, 2003 and 2002

                                                                                 Six months ended June 30,
                                                                                  2003              2002
                                                                              ------------      ------------
Cash flows from operating activities:
 Net loss from operations                                                     $  (575,946)      $(1,161,455)
 Adjustments to reconcile net loss to net cash flows
  used in operating activities:
       Extraordinary gain on forgiveness of debt                                       --           (28,966)
       Depreciation and amortization                                              154,754           173,691
       Issuance of common stock, options and warrants
           for consulting fees and compensation                                   194,848           292,571
       Changes in operating assets and liabilities:
           (Increase) decrease in:
            Accounts receivable                                                   (59,808)           94,046
            Prepaid expenses and other current assets                             (68,927)          243,596
           Increase (decrease) in:
            Deferred compensation                                                  30,750                --
            Accounts payable and accrued expenses                                 111,749          (254,738)
                                                                              ------------      ------------
 Net cash flows used in operating activities                                     (212,580)         (641,255)
                                                                              ------------      ------------
Cash flows from investing activities:
 Decrease (increase) in deposits                                                      615            (6,115)
 Purchase of property and equipment                                                (9,225)          (10,810)
 Capitalization of software development cost                                     (219,761)           (5,654)
                                                                              ------------      ------------
 Net cash flows used in investing activities                                     (228,371)          (22,579)
                                                                              ------------      ------------
Cash flows from financing activities:
 Net proceeds from the issuance of common stock                                   288,901           794,300
 Receipt of subscription receivable                                               125,000                --
 Payments on notes payable                                                             --           (42,200)
 Principal payments under capital lease                                            (2,653)           (3,225)
                                                                              ------------      ------------
 Net cash flows provided by financing activities                                  411,248           748,875
                                                                              ------------      ------------
Net (decrease) increase in cash                                                   (29,703)           85,041
Cash at beginning of period                                                        60,343            12,045
                                                                              ------------      ------------
Cash at end of period                                                         $    30,640       $    97,086
                                                                              ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                    $     1,815       $    14,349
                                                                              ============      ============
  Income taxes                                                                $     1,511       $     2,482
                                                                              ============      ============
 Supplemental disclosures of noncash investing and financing activities:
  Receivable from exercise of options                                         $        --       $   133,000
                                                                              ============      ============
  Retirement of debt and accounts payable for stock issued                    $     1,348       $        --
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

PRIVATE PLACEMENT
-----------------

         In April 2003, we sold 10 units consisting of 25 shares of our Series A Preferred Stock and 35,000 common stock purchase warrants to one accredited investor for $250,000. In July of 2003 the investor elected to convert the 25 units into 657,895 shares of common stock and 350,000 common stock purchase warrants, exercisable at $0.38 per share.

SUBSEQUENT EVENT
----------------

         In July 2003 we completed a private placement offering of 120 Units of our securities, at $25,000 per unit, through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. We received $2,488,780 of net proceeds through the private placement. Each unit consists of 25 shares of our Series A preferred stock and 35,000 common stock purchase warrants. The following is a brief summary of the terms of the Series A Preferred Stock and Unit Warrants:

         o The Series A Preferred Stock will have a liquidation preference of $1,000 per share.
         o Each share of Series A preferred stock is convertible into shares of our common stock at a conversion price equal to $0.38 per share, or at a rate of one common share for each $0.38 of liquidation preference, subject to certain anti-dilution rights, including a downward adjustment in the conversion price in the event of our sale of any common shares over the 24 month period following the termination date of the offering at a price less than $0.33 per share.
         o        The Series A preferred stock will vote with the common shares.
         o The warrants made part of the units will entitle their holders to purchase one share of our common stock, over a five-year period, at an exercise price of $0.38 per share.

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

REVENUE RECOGNITION
-------------------

         The Company generates revenue as an application software provider for the gaming and lottery industries.

SOFTWARE LICENSE FEE REVENUE AND RELATED ACCOUNTING PRONOUNCEMENTS
------------------------------------------------------------------

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended June 30, 2003 the Company recorded $0 in deferred revenues.

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

CAPITALIZED SOFTWARE
--------------------

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended June 30, 2003 and 2002 was $70,933 and $70,462 respectively. Research and development costs expensed for the quarters ended June 30, 2003 and 2002 were $113,032 and $112,761 respectively.

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

         The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending June 30, 2003 and 2002 using the minimum value method as prescribed by FAS 123, as amended by FAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of was 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

         If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the period ending June 30, 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

         Six-Months Ending June 30,                            2003         2002
         Net loss:
                                        As reported      ($575,946) ($1,161,455)
                                        Pro forma        ($661,356) ($1,174,904)
         Loss per Share:
                                        As reported         ($0.02)      ($0.04)
                                        Pro forma           ($0.02)      ($0.04)

RECENT ACCOUNTING STANDARDS
---------------------------

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

In January 2003 the FASB issued FASB Interpretation (FIN) No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

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

COMPARISON OF OPERATIONS TO PRIOR YEAR QUARTER
----------------------------------------------

         Revenues from software application services were $324,800 for the six months ending June 30, 2003 and $191,940 for the prior year six months ended June 30, 2002. The increase in revenues for the first six months of this year versus the prior year's first six months was due to higher initial software licensing fees from new customers during the first quarter of 2003. Revenues from software application services were $50,742 for the three months ending June 30, 2003 and $103,043 for the prior year quarter ended June 30, 2002. The decrease in revenues for the second three months of this year versus the prior year's quarter was due to lower initial software licensing fees from new customers.

         Operating expenses decreased by 35% to $884,424 for the six months ended June 30, 2003 compared to $1,368,178 during the prior year six months. The decrease in operating expenses was due to lower consulting, lower licensing fees, capitalized software, offset by higher distributorship expenses. Operating expenses decreased by 22% to $438,190 for the three months ended June 30, 2003 compared to $560,004 during the prior year quarter. The decrease in operating expenses was due to capitalized software, offset by higher legal fees and non-cash employee option expense.

         Interest expense increased to $14,812 for the six months ended June 30, 2003 from $14,349 for the prior six months ended June 30, 2002. Interest expense increased to $7,648 for the three months ended June 30, 2003 from $5,611 for the prior three months ended June 30, 2002. The increase in the interest expense was due to higher notes payable amounts compared to the previous year's balances. Also during the quarter ending June 30, 2002 the founder of the Company agreed to waive all of the $28,966 interest we had accrued on his original $85,000 notes. It was further agreed that the remaining $85,000 indebtedness would not accrue any further interest, be payable on May 15, 2003 and if not paid by that date, to start accruing interest at the original 12% per year as of that date. This note was repaid in July 2003.

         Net loss for the six months ended June 30, 2003 was $575,946 compared to net loss of $1,161,455 for the six months ended June 30, 2002. Net loss for the three months ended June 30, 2003 was $395,458 compared to net loss of $431,918 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the quarter ended June 30, 2003 the Company commenced a private placement of $3,000,000 of its securities through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents, which was completed in July 2003. We received net proceeds of $2,488,780though the placement. However, none of the proceeds of this private placement are reflected in the financial statements of the quarter ended June 30, 2003. The Company had a working capital deficit as of June 30, 2003 of $908,345, a deterioration in working capital of $165,814 compared to the working capital deficit of $742,531 as of December 31, 2002. During the quarter ended June 30, 2003, the Company received $250,000 in private placement financing. As of June 30, 2003 the Company had shareholders' deficit of $133,259 compared to shareholders' deficit of $41,063 at December 31, 2002.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

         Our market risks relate primarily to changes in interest rates. We have notes payable with interest rates that, while they are fixed, may be renegotiated in the future, and, therefore, our statements of operations and our cash flows may be impacted by changes in interest rates. As of June 30, 2003, we were not negotiating any interest rates related to notes payable.


ITEM 4. -- CONTROLS AND PROCEDURES.
-----------------------------------

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities.
        ----------------------

         In April 2003, we sold 10 units consisting of 25 shares of our Series A Preferred Stock and 35,000 common stock purchase warrants to one accredited investor for $250,000. In July of 2003 the investor elected to convert the 25 units into 657,895 shares of common stock and 350,000 common stock purchase warrants, exercisable at $0.38 per share. There was no underwriter or finder involved in the sale. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

                    (a)    EXHIBITS
                           --------

                           99.1 Section 302 Certification of President and Chief Financial Officer
                           99.2 Section 906 Certification of President and Chief Financial Officer


                    (b)    REPORTS ON FORM 8-K
                           -------------------

                              Inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VirtGame Corp.
(Registrant)

Date: August 14, 2003                      /s/  BRUCE MERATI
                                           -----------------------------------
                                           Bruce Merati
                                           President and Chief Financial Officer