Form 10QSB
period 2003-09-30
VIRTGAME COM CORP
filed 2003-11-14
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value outstanding as of September 30, 2003 was 30,798,717

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2003

                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION

   ITEM 1. Financial Statements
        o    Consolidated Balance Sheets as of September 30, 2003
               (unaudited) and December 31, 2002                            3

        o    Consolidated Statements of Operations (unaudited) for
               nine months and three months ended September 30, 2003
               and 2002                                                     5

        o    Consolidated Statements of Cash Flows (unaudited) for
               nine months ended September 30, 2003 and 2002                6

        o    Notes to Consolidated Financial Statements (unaudited)         7

   ITEM 2. Management's Discussion and Analysis or Plan of Operations      10

   ITEM 3. Controls And Procedures                                         11

PART II - OTHER INFORMATION                                                14

   ITEM 2. Changes in Securities                                           15

   ITEM 6. Exhibits and Reports on Form 8-K.                               15

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 and DECEMBER 31, 2002

                                     ASSETS

                                                      September 30, December 31,
                                                         2003          2002
                                                      (Unaudited)
                                                      -----------   -----------

Current assets:
     Cash and cash equivalents                        $1,532,643    $   60,343
     Accounts receivable, net of allowances              272,725       107,992
     Prepaid expenses and other current assets            57,236         7,309
     Subscription receivable                                  --       125,000
                                                      -----------   -----------
     Total current assets                              1,862,604       300,644
                                                      -----------   -----------

Noncurrent assets:
     Deposits                                              6,379         9,799
     Property and equipment, net                          33,947        35,028
     Capitalized software, net                           794,429       656,641
                                                      -----------   -----------
     Total noncurrent assets                             834,755       701,468
                                                      -----------   -----------
     Total assets                                     $2,697,359    $1,002,112
                                                      ===========   ===========


                                     VIRTGAME CORP.
                                     AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2003 and DECEMBER 31, 2002

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            September 30,   December 31,
                                                                2003           2002
                                                             (Unaudited)
                                                            -------------   -------------
Current liabilities:
     Accounts payable                                       $    145,970    $    245,466
     Accrued expenses                                            234,413         410,966
     Current portion of capital lease obligation                      --           2,653
     Deferred compensation                                       252,150         123,000
     Notes payable                                                    --         261,090
                                                            -------------   -------------
     Total current liabilities                                   632,533       1,043,175

Shareholders' equity:
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 3,000 shares of Series A preferred
        stock issued and outstanding                                   1              --
     Common stock, $.00001 par value; 100,000,000
        shares authorized; 29,214,254 and 26,427,828
        shares issued and outstanding in 2003 and 2002,
        respectively; 1,584,463 and 1,887,165 issuable
        in 2003 and 2002, respectively                               308             283
     Additional paid-in capital                               25,058,425      19,778,674
     Receivable from exercise of options                         (66,000)        (66,500)
     Accumulated deficit                                     (22,927,908)    (19,753,520)
                                                            -------------   -------------
     Total shareholders' equity                                2,064,826         (41,063)
                                                            -------------   -------------

     Total liabilities and shareholders' equity             $  2,697,359    $  1,002,112
                                                            =============   =============



                                                   VIRTGAME CORP.
                                                   AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the nine and three months ended September 30, 2003 and 2002

                                                     Nine Months Ended September 30,  Three Months Ended September 30,
                                                      -----------------------------   -----------------------------
                                                          2003            2002            2003             2002
                                                      -------------   -------------   -------------   -------------
Revenue:                                              $    472,475    $    209,803    $    147,675    $     17,863

Operating expenses:
      Salaries and payroll expenses                        543,675         660,048         196,258         198,158
      Stock-based compensation                             129,150              --          98,400              --
      Other operating expenses                             817,251       1,423,944         310,994         517,655
                                                      -------------   -------------   -------------   -------------
      Total expenses from operations                     1,490,076       2,083,992         605,652         715,813
                                                      -------------   -------------   -------------   -------------

         Loss from operations before financial
            expense and income taxes                    (1,017,601)     (1,874,189)       (457,977)       (697,950)
                                                      -------------   -------------   -------------   -------------
Financial income (expense):
      Interest income                                        2,788             516           2,787               1
      Other income                                         162,718           2,133         162,718              --
      Interest expense                                     (14,812)        (20,427)             --          (6,078)
                                                      -------------   -------------   -------------   -------------
      Total financial expense                              150,694         (17,778)        165,505          (6,077)
                                                      -------------   -------------   -------------   -------------

         Loss from operations before
            income taxes                                  (866,907)     (1,891,967)       (292,472)       (704,027)

Income tax expense                                          (3,266)         (3,469)         (1,755)           (987)
                                                      -------------   -------------   -------------   -------------

         Loss before extraordinary gain                   (870,173)     (1,895,436)       (294,227)       (705,014)
         Extraordinary gain on partial cancellation
            of notes payable, net of $0 in income
            taxes ($0.00 per share)                             --          28,966              --              --
                                                      -------------   -------------   -------------   -------------

         Net loss                                     $   (870,173)   $ (1,866,470)   $   (294,227)   $   (705,014)
                                                      =============   =============   =============   =============

Basic and diluted net loss per share                  $      (0.03)   $      (0.07)   $      (0.01)   $      (0.03)
                                                      =============   =============   =============   =============

Shares used to compute basic and diluted
      net loss per share                                29,843,161      27,778,883      30,436,685      24,859,994
                                                      =============   =============   =============   =============

                                                         5


                                         VIRTGAME CORP.
                                         AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30, 2003 and 2002

                                                                Nine months ended September 30,
                                                                       2003          2002
                                                                   ------------   ------------

Cash flows from operating activities:
     Net loss from operations                                      $  (870,173)   $(1,866,470)
     Adjustments to reconcile net loss to net cash flows
        used in operating activities:
              Extraordinary gain on forgiveness of debt               (162,718)       (28,966)
              Depreciation and amortization                            240,046        256,895
              Issuance of common stock, options and warrants
                   for consulting fees and compensation                216,848        398,788
              Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Accounts receivable                             (164,733)       151,812
                      Prepaid expenses and other current assets        (49,927)       243,603
                   Increase (decrease) in:
                      Deferred compensation                            129,150             --
                      Accounts payable and accrued expenses           (229,421)         5,639
                                                                   ------------   ------------

     Net cash flows used in operating activities                      (890,928)      (838,699)
                                                                   ------------   ------------

Cash flows from investing activities:
     Decrease (increase) in deposits                                     3,420         (5,515)
     Purchase of property and equipment                                (16,848)       (11,830)
     Capitalization of software development cost                      (359,905)        (5,654)
                                                                   ------------   ------------

     Net cash flows used in investing activities                      (373,333)       (22,999)
                                                                   ------------   ------------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                    455,000        843,800
     Net proceeds from the issuance of preferred stock               2,304,214             --
     Receipt of subscription receivable                                125,000             --
     Borrowings on notes payable                                            --         72,000
     Payments on notes payable                                        (145,000)       (54,200)
     Principal payments under capital lease                             (2,653)        (4,930)
                                                                   ------------   ------------

     Net cash flows provided by financing activities                 2,736,561        856,670
                                                                   ------------   ------------

Net increase (decrease) in cash                                      1,472,300         (5,028)
Cash at beginning of period                                             60,343         12,045
                                                                   ------------   ------------

Cash at end of period                                              $ 1,532,643    $     7,017
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                   $     3,758    $    20,427
                                                                   ============   ============
        Income taxes                                               $     3,266    $     3,469
                                                                   ============   ============

     Supplemental disclosures of non-cash investing and
      financing activities:
        Receivable from exercise of options                        $        --    $   133,000
                                                                   ============   ============
        Retirement of debt and accounts payable for stock issued   $     1,348    $        --
                                                                   ============   ============
        Beneficial conversion feature of preferred offering        $ 2,304,214    $        --
                                                                   ============   ============

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

Private Placement
-----------------

         During December 2002 to April 2003 we sold 1,000,000 of our common stock at $0.50 a share to two accredited investors for an aggregate purchase price of $500,000 under private placements that had anti-dilution clauses. During the third quarter of year 2003 additional 315,788 shares of common stock and warrants to purchase 700,000 shares of common stock, exercisable at $0.38 per share where issued to these two investors in accordance with the anti-dilution clauses of these two private placements.

         In July 2003 we completed a private placement offering of 120 units of our securities, at $25,000 per unit, through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. We received $2,304,214 of net proceeds through the private placement. Each unit consists of 25 shares of our Series A preferred stock and 35,000 common stock purchase warrants. The following is a brief summary of the terms of the Series A Preferred Stock and Unit Warrants:

         o The Series A Preferred Stock has a liquidation preference of $1,000 per share.
         o Each share of Series A preferred stock is convertible into shares of our common stock at a conversion price equal to $0.38 per share, or at a rate of one common share for each $0.38 of liquidation preference, subject to certain anti-dilution rights, including a downward adjustment in the conversion price in the event of our sale of any common shares over the 24 month period following the termination date of the offering at a price less than $0.33 per share.
         o    The Series A preferred stock will vote with the common shares.
         o The warrants made part of the units will entitle their holders to purchase one share of our common stock, over a five-year period, at an exercise price of $0.38 per share.

         On the date of issuance our preferred shares were convertible as described above. The conversion price of the units on the issuance date was below the market value of our common stock, as a result, we have recorded a beneficial conversion feature amounting to $2,304,214 which has been recorded as of the date of issuance.

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

Software license fee revenue and related accounting pronouncements
------------------------------------------------------------------

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended September 30, 2003 the Company recorded $0 in deferred revenues.

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

Capitalized Software
--------------------

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended September 30, 2003 and 2002 was $80,892 and $70,662 respectively. Research and development costs expensed for the quarters ended September 30, 2003 and 2002 were $112,434 and $106,793 respectively.

Income (Loss) per common share
------------------------------

         Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

         The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending September 30, 2003 and 2002 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

         If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending September 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

          Nine-Months Ending September 30,              2003           2002
          Net loss:
                                   As reported        ($870,173)    ($1,866,470)
                                   Pro forma          ($870,173)    ($2,028,467)
          Loss per Share:
                                   As reported           ($0.03)         ($0.07)
                                   Pro forma             ($0.03)         ($0.08)

We understand that you'll complete the above table

Recent Accounting Standards
---------------------------

         In April 2002, the FASB SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations. Prior period gains on extinguishment of debt have been reclassified to conform to the current period presentation.

         In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

         In January 2003 the FASB issued FASB Interpretation (FIN) No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

         In April 2003 the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

         In May 2003 the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

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

Comparison of operations
------------------------

         Revenues from software application services were $472,475 for the nine months September 30, 2003, compared to $209,803 for the nine months ended September 30, 2002. The increase in revenues for the first nine months of this year versus the prior year's first nine months was due to new customers' initial software licensing fees. Revenues from software application services were $147,675 for the three months ending September 30, 2003 and $17,863 for the quarter ended September 30, 2002. The increase in revenues for the third quarter of this year versus the prior year's third quarter was due to higher initial software licensing fees from new customers.

         Operating expenses decreased by 29% to $1,490,076 for the nine months ended September 30, 2003 compared to $2,083,992 during the nine months ended September 30, 2002. The decrease in operating expenses was due to lower consulting fees, lower licensing fees, capitalized software, offset by higher distributorship expenses. Operating expenses decreased by 17% to $605,652 for the three months ended September 30, 2003 compared to $715,813 during the third quarter of 2002. The decrease in operating expenses was due to capitalized software, non-cash employee option expense and lower licensing legal fees offset by higher distributorship expenses.

         Interest expense decreased to $14,812 for the nine months ended September 30, 2003 from $20,427 for the nine months ended September 30, 2002. Interest expense decreased to $0 for the three months ended September 30, 2003 from $6,078 for the three months ended September 30, 2002. The decrease in the interest expense was due to our repayment of two notes during July of 2003 and write back of a note that was subject to statute of limitation during this period compared to three note payables outstanding during the previous period.

         Other income of $162,718 in the three and nine months ended September 30, 2003 represents write back of a note and accrued interest that became subject to statue of limitation at the end of the third quarter of year 2003.

         Net loss for the nine months ended September 30, 2003 was $870,173 compared to net loss of $1,866,470 for the nine months ended September 30, 2002. Net loss for the three months ended September 30, 2003 was $294,227 compared to net loss of $705,014 for the three months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

         During the three-month period ended September 30, 2003 we completed a private placement of $3,000,000 of our equity securities through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. We received net proceeds of $2,304,214 through the placement. We had a working capital of $1,230,071 as of September 30, 2003, an improvement of $1,972,602 in working capital compared to the working capital deficit of $742,531 as of December 31, 2002. As of September 30, 2003 the Company had shareholders' equity of $2,064,826 compared to shareholders' deficit of $41,063 at December 31, 2002.

         Our plan of operations over the next 12 months includes the continued pursuit of our goal to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns. We believe that our working capital as of the date of this report will be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. However, we believe that we will need additional working capital during fiscal 2004 in order to fund our continued gaming software development and to finance possible future losses from operations as we endeavor to build revenue and reach a profitable level of operations.

Forward Looking Statements
--------------------------

         This Quarterly Report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions described in our 2002 Annual Report on Form 10-KSB, including, without limitation, our recent commencement of commercial operations; the absence of commercial acceptance of our services and products by potential customers; the absence of meaningful revenues as of the date of this report; our present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of our independent accountants for fiscal year 2002; the risks and uncertainties concerning technological changes and changes in laws and regulations affecting the gaming industry; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

ITEM 3. Controls and Procedures.
--------------------------------

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities.
------------------------------

         In April 2003, we sold to two accredited investors, for an aggregate purchase price of $500,000, 1,315,788 shares of common stock and warrants to purchase an additional 700,000 shares of common stock, exercisable at $0.38 per share. There was no underwriter or finder involved in the sale. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         In July 2003 we completed a private placement offering of 120 units of our securities, at $25,000 per unit, through Lighthouse Financial Group, LLC, Keane Securities Co., Inc. and McMahan Securities Co., L.P., as co-placement agents. We received 2,304,214 of net proceeds through the private placement. Each unit consists of 25 shares of our Series A preferred stock and 35,000 common stock purchase warrants. The Series A preferred stock has a liquidation preference of $1,000 per share. Each share of Series A preferred stock is convertible into shares of our common stock at a conversion price equal to $0.38 per share, or at a rate of one common share for each $0.38 of liquidation preference, subject to certain anti-dilution rights, including a downward adjustment in the conversion price in the event of our sale of any common shares over the 24 month period following the termination date of the offering at a price less than $0.33 per share. As of the date of this report, the 3,000 shares of Series A preferred stock included in the 120 units that we sold in the private placement are convertible into an aggregate of 7,894,737 shares of our common stock. The warrants made part of the units entitle their holders to purchase one share of our common stock, over a five-year period, at an exercise price of $0.38 per share. In the aggregate, 4,200,000 shares of our common stock are issuable upon the exercise of the warrants included in the 120 units sold in the private placement. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We paid the co-placement agents commissions totaling $330,000 and a non-accountable expense allowance in the amount of $65,000. We also issued to the co-placement agents, warrants to purchase 12 units at an exercise piece of $27,500 per unit.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits

         10.1 Employment Agreement between the VirtGame Corp. and Bruce A. Merati, dated October 6, 2003 (Filed electronically herewith).

         10.2 Employment Agreement between the VirtGame Corp. and Glenn E. Wichinsky, dated September 1, 2003 (Filed electronically herewith).

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

         32.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Furnished electronically herewith).

         (b) Reports on Form 8-K

             Inapplicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VirtGame Corp.
                                             (Registrant)

Date:     November 12, 2003                  /s/  BRUCE MERATI
                                             -----------------------------------
                                             Bruce Merati
                                             Chief Executive Officer and Chief
                                              Financial Officer