Form 10KSB
period 2003-12-31
VIRTGAME COM CORP
filed 2004-04-12
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________.

                         Commission File Number 0-29800

                                 VIRTGAME CORP.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                      33-0716247
  (State of incorporation)                   (IRS Employer Identification No.)

                          6969 CORTE SANTA FE, SUITE A
                        SAN DIEGO, CALIFORNIA 92121-3270
                    (Address of principal executive offices)

                                 (858) 373-5001
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                     Name of each exchange
          to be so registered                     on which registered

                 NONE                                      N/A

Securities to be registered under Section 12(g) of the Act:

                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $601,100.

         There were 31,868,410 shares of the issuer's common stock outstanding as of March 26, 2004, and the aggregate market value of the common stock held by non-affiliates on that date was approximately $16,900,000.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No |X|

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

ITEM 1.   Description of Business.........................................   1
ITEM 2.   Description of Properties.......................................   13
ITEM 3.   Legal Proceedings...............................................   13
ITEM 4.   Submission of Matters to a Vote of Security Holders.............   13

                                     PART II

ITEM 5.   Market for Common Equity, Related Stockholder Matters...........   14
ITEM 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operation.....................................   15
ITEM 7.   Financial Statements............................................   16
ITEM 8.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................   16
ITEM 8A.  Controls and Procedures.........................................   16

                                    PART III

ITEM 9.    Directors, and Executive Officers; Compliance With
              Section 16(a) of the Exchange Act...........................   17
ITEM 10.   Executive Compensation.........................................   18
ITEM 11.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   21
ITEM 12.   Certain Relationships and Related Transactions.................   22
ITEM 13.   Exhibits and Reports on Form 8-K...............................   23
ITEM 14.   Principal Accountant Fees and Services.........................   23

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

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

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. Also in January 2003, we licensed our sports wagering software to three of the casinos that Herbst Gaming owns and operates in Nevada, including Terrible's Hotel Casino, Terrible's Town Casino and Terrible's Lakeside Casino. In March 2003, we licensed our sports wagering software to Casino MonteLago, which is being developed by CIRI Lakeside Gaming Investors and opened in April 2003. The Casino MonteLago is located adjacent to the Ritz-Carlton Hotel which opened in early 2003 in Lake Las Vegas Resort. In October 2002, we received manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months and will expire in April 2004. On April 7, 2004 we received a recommendation of approval by the state of Nevada Gaming Control Board for an unrestricted gaming license without time imitations as a manufacturer and distributor in the state. The recommendation will be heard and finalized by the Nevada Gaming Commission on April 22, 2004.

         We believe that licensed gaming and lottery companies and the legislators and regulators that govern them are interested in allowing for online gaming in the U.S. provided that proper controls can be put in place. In June 2002, the Nevada State legislature approved a bill allowing licensed casinos to offer Internet gaming subject to the Nevada Gaming Nevada Gaming Commission's ability to reasonably assure that wagers are accepted only from the State of Nevada and other jurisdictions that allow Internet gaming. We believe that the Nevada State Gaming Control Board and the Nevada Gaming Commission have long been considered to be the premier gaming regulatory bodies in the U. S., and if the Nevada Gaming Commission facilitates Internet gaming, other jurisdictions will follow.

         Our goal is to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns. In October 2000, we received approval from the Nevada State Gaming Control Board to offer the Coast Hotels' closed loop wagering system, which was the first time any U.S. gaming authority approved an online gaming opportunity. In July 2002, Las Vegas Dissemination Company, the exclusive pari-mutuel systems operator to the Nevada casino industry, agreed to serve as our exclusive distributor of our sports and race book software products in Nevada. We have entered into contracts with other licensed U.S. and foreign land-based gaming operators for purposes of designing and operating online gaming opportunities.

REGULATORY ENVIRONMENT

         As a software development company, we do not operate Internet casinos, sportsbooks or lotteries. Instead we have developed software products that are currently in use by licensed and regulated casinos, sportsbooks and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sportsbook and lottery operators in full compliance with applicable federal and state law. However, as a participant in the gaming industry, the regulatory environment in this industry directly affects us particularly as it relates to online casino gaming, sports wagering and lotteries.

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

         As noted above, in June 2002 Nevada passed legislation approving Internet-based gaming subject to assurances that it can be jurisdictionally policed. We believe that we offer a viable solution to the dilemma facing U.S. regulators and legislators. Our suite of integrated software products offer states a complete software solution that allows them or their licensees the ability to offer to the state's residents gaming, sportsbook and lottery products over a secure system that guarantees jurisdictional screening, identity authentication and age verification.

         In furtherance of our commitment to the promotion of regulated online gaming, we applied for and received manufacturer and distributor gaming licenses in the State of Nevada on October 24, 2002, which were limited for 18 months and will expire in April 2004. On April 7, 2004 we received a recommendation of approval by the state of Nevada Gaming Control Board for an unrestricted gaming license without time imitations as a manufacturer and distributor in the state. The recommendation will be heard and finalized by the Nevada Gaming Commission on April 22, 2004. In May 2002, the Province of Ontario, Canada granted us a non-gaming related supplier license. We intend to file additional applications for gaming licenses in other U.S. and foreign jurisdictions in the future. While we do not believe that we require licensing by the gaming regulators, we believe that the legalization of online gaming will require, among other things, the regulation and supervision of the involved parties. We believe that licensing will prove to be a considerable barrier to entry for our future competitors and that our early efforts to obtain gaming licenses will give us a considerable advantage over our competition and allow us to help shape the regulatory landscape within which we will operate.

PRODUCTS AND SERVICES

         We offer to regulated casinos and lotteries a suite of integrated software products and services designed to provide:

         o distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including over-the-counter, stand-alone kiosks and online via closed-loop Intranets or the Internet;

         o open architecture supporting multiple operating system platforms and databases that require no special proprietary hardware;

         o customer management solutions, including managerial and financial reports and client data mining; and

         o a secure environment that complies with gaming regulations, including jurisdictional screening, age verification and identity authentication.

         VIRTGAMESP(TM) SERVER SUITE

         Our software products are based on the VirtGameSP(TM), a proprietary server platform from which all other members of the software suite operate. The VirtGameSP(TM) is a highly scalable and customizable software system designed to function as an integration hub, and can run on any secure network with most modern operating systems, including Windows NT, Unix, Linux, Oracle and SQL.

         The VirtGameSP(TM) can be customized to accommodate the operator and has been found to comply with the requirements of a licensed casino.

         The VirtGameSP(TM) server suite includes the following products:

         o THE VIRTGAME MEDIA/WEB SERVER. This product acts as the engine through which front-end access is gained. Graphical user interfaces are customized for each branded entity and engage the system through the VirtGame Game Server to the VirtGame Community Server Platform.

         o THE VIRTGAME GAME SERVER. This product provides game play and game odds to the front end graphical user interfaces.

         o THE VIRTGAME COMMUNITY SERVER. This product stores all data, controls all game logic and security functionality and interfaces with the operator's credit card processor, as well as provides an extensive database management system that collects and manages all gaming customer information and marketing history.

         o THE VIRTGAME ADMINISTRATIVE SERVER. This product allows the independent operator to manage his casino from anywhere in the world with instant, exclusive and secure Internet access to his players' information, such as account balances, deposits and withdrawals. This server provides international gaming companies the capability to have centralized global risk management for minimizing sports wagering book-making risks.

         THE VIRTGAME PRODUCT SUITE

         The VirtGameSP(TM) acts as the foundation for the rest of the gaming software products offered by us in much the same way that Microsoft's Windows acts as a platform for the group of products in the Microsoft Office product group. Thus, as Windows creates optimal value as a myriad of applications are utilized by it, the VirtGameSP(TM) is the enabling agent for the entire product group offered by us and the integration interface to existing systems.

         Set forth below is a description of our casino, sports wagering and lottery products. All of the products can be deployed in-casino, either over-the-counter or at a stand-alone kiosk, or remotely over the Internet.

         o PRIMELINE(TM) SPORTS BOOK. PrimeLine(TM) Sports Book offers the opportunity to bet on a variety of sporting events played in the United States, Central and South America, Europe and Asia. The sports wagering service is conducted by way of proprietary software internally developed by us. The service is one of only two sports book systems approved as an over-the-counter sports book in Nevada and is the only one which is both web and kiosk enabled.

         o PRIMELINE(TM) RACE BOOK. PrimeLine(TM) Race Book offers a pari-mutuel sports wagering service that allows the client to wager on domestic and foreign horse races. The PrimeLine(TM) Race Book can be deployed over-the-counter, at a stand-alone kiosk or over the Internet.

         o VIRTLOTTERY(TM). The VirtLottery(TM) software module is an Internet platform that offers states and national lotteries with an Internet distribution channel. The technology and e-commerce system of this module allow state and national lotteries to sell traditional lottery games to existing lottery players over the Internet, maximizing the addressable customer base. Furthermore, our VirtBorderControl(TM) technology allows lottery games to be offered only to targeted markets in targeted geographic regions to address jurisdictional issues between state lotteries. While the system is currently optimized for the Internet distribution channel, it is capable of being deployed both as a kiosk and as an over-the-counter application.

         o VIRTCASINO(TM). Our VirtCasino(TM)software module is the enabling technology to all of the current casino table games, such as Blackjack, Baccarat, Craps, Roulette, Poker, PaiGow Poker, Let It Ride, Keno and Slot Games. The front end of the module presents integration options to a variety of customizable graphic user interfaces, offering the opportunity for branding, images, sounds, layout, customized games, content and ease of development. The games have been designed to evoke the sights and sounds similar to a Las Vegas style casino. Computer graphics present the "lobby" of the virtual casino, consisting of several menu items which the customer can choose to enter. The customers use the Windows format of commands to carry out gaming activities. The software module offers audio features, including the sound of shuffling cards, video poker machine pay-outs and general casino background sounds.

         o VIRTBORDERCONTROL(TM). The VirtBorderControl(TM)is a geographically intelligent software module that provides regulated casinos and lottery operators with the ability to conduct identity authentication and screen their user base for jurisdiction and age. It is the first closed-loop private network to gain Nevada Gaming Control Board approval. VirtBorderControl(TM)offers a complete solution for restricted distribution of content through computer access. VirtBorderControlTM can be configured to meet the requirements of individual states, provinces or countries to allow only legal users to gain access to content. Depending on the requested restrictions, we can configure the checkpoint business rules to meet the legal requirements of any given product. The VirtBorderControl(TM)technology enables licensed and regulated gaming companies to reach their customers within permitted jurisdictional boundaries. The system employs a multi-layer approach to jurisdictional control across the Internet. The main backend consists of a database that we use and update through multiple resources to determine where an Internet user appears to be coming from. We also have a proprietary browser that can further define the user's location through a series of checks and router identification.

CONTRACTS AND STRATEGIC RELATIONSHIPS

         CASINO MONTELAGO. In March 2003, we licensed our sports wagering software to Casino MonteLago, which is being developed by CIRI Lakeside Gaming Investors and opened in April 2003. The Casino MonteLago is located adjacent to the Ritz-Carlton Hotel which opened in early 2003 in Lake Las Vegas Resort.

         HERBST GAMING. In January 2003, we licensed our sports wagering software to three of the casinos that Herbst Gaming owns and operates in Nevada, including Terrible's Hotel Casino, Terrible's Town Casino and Terrible's Lakeside Casino.

         CASINO FANDANGO. In October 2003, we licensed our sports wagering software to Casino Fandango, a new casino in Carson City, Nevada which opened for operation in early 2004.

         LAS VEGAS DISSEMINATION COMPANY. Pursuant to an Exclusive Distributorship Agreement dated July 1, 2002, we have appointed Las Vegas Dissemination Company, Inc. ("LVDC") as the exclusive distributor of our PrimeLineTM SportsBook and PrimeLineTM RaceBook in the State of Nevada. LVDC is the exclusive pari-mutuel systems operator for Nevada casino race books. Our goal is to place our PrimeLineTM SportsBook and PrimeLineTM RaceBook software products in the over-the-counter and kiosk-wagering systems serviced by LVDC. We believe that LVDC is uniquely qualified to be the exclusive distributor of our sports book and race book software products. The same department within a casino typically manages sports books and race books, and LVDC has established long standing relationships with key management in every Nevada casino that operates a race book. The agreement has an initial term of five years and is renewable by LVDC subject to its satisfaction of certain minimum performance conditions. LVDC has agreed to use its best efforts to market our software products to its clientele throughout Nevada, and we have the ability to terminate the agreement based on LVDC's failure to satisfy certain minimum performance conditions.

         In October 2000, we received approval from the Nevada Gaming Control Board to offer the Coast wagering system as a closed-loop Intranet service to Nevada residents. We believe that this was the first time any U.S. gaming authority approved an online gaming opportunity.

         In December 2003we received regulatory approvals for deployment of Sports Bet Xpress (SBX) in a live field trial. SBX is a closed-loop network that enables sports wagering though terminals placed in participating Nevada bars and taverns. SBX is designed to allow customers of any Las Vegas casino to access their sports wagering accounts through this network of terminals, thus extending the brand reach of participating casinos. In February 2004 Bally's Las Vegas started hosting the SBX for the field trial for at least 30 days. The Nevada Gaming Board requires a beta test of new gaming systems before a system can receive final approvals. Under Nevada account wagering laws, players have to first physically open an account with a casino, provide proof of age and Nevada residency, and after funding their account they can then place a wager remotely. SBX is distributed by United Coin Machine Company, a partner in the project.

COMPETITION

         We are not aware of any other company in the U.S. or elsewhere that is engaged in the development of software designed to facilitate regulated online gaming or lotteries. However, there are competitors that share markets with specific software modules included in our software suite.

         o VirtCasino(TM), as a stand-alone product, competes directly with "turn-key" Internet casino providers.

         o PrimeLine(TM) Sports Book and PrimeLine(TM) Race Book, as stand-alone products, compete directly with the over-the-counter system offered by American Wagering and Scientific Games.

         We expect further development of competition in our space as it becomes a sizable and lucrative sector. We expect potential competition to develop from several areas, including casino operators' internal development teams, Internet software providers, security technology providers and existing casino game manufacturers such as International Game Technology, Inc., Multimedia Games and Alliance Gaming.

MARKETING

         Our customers are the U.S. and foreign operators of licensed casinos, sportsbooks and lotteries. We market our products to these customers through our participation in industry conferences and tradeshows and through direct marketing efforts. We believe that our products and services are well known by most operators of casinos and lotteries in the U.S. and to many casinos and lottery operators worldwide.

         An important element of our business strategy is to promote changes in federal and state law that allow for greater application of our software products by the regulated casino, sportsbook and lottery industries. To this end, we endeavor to educate state and federal legislators and state agencies that regulate the U.S. gaming and lottery industries of our ability to offer gaming, sportsbook and lottery products over a secure system that guarantees jurisdictional screening. We also believe that gaming regulators are an important source of licensing opportunities and in the past gaming regulators have promoted our software solutions within their jurisdictions.

RESEARCH AND DEVELOPMENT

         We spent approximately $458,000 in research and development in 2003, and approximately $451,000 in 2002, all of which were expensed. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, identification and security in order to provide full-integrated applications that are competitive and innovative in the regulated gaming industry.

INTELLECTUAL PROPERTY

         We regard our technology as propriety and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

         In January 2003, we received a patent from the U.S. Patent and Trademark Office covering a process that verifies the geographic location of players in an online gaming environment. We intend to pursue the registration of our trademarks in the United States and internationally, and have registered in the United States the trademark "VirtGame." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information will be difficult.

GAMING REGULATION

         GENERAL

         The manufacture, sale and distribution of networked gaming software is subject to federal, state, tribal and local regulations in the United States and foreign jurisdictions. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, registrations, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute networked gaming software, as well as the individual suitability or licensing of officers, directors, major stockholders and key employees. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

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

          NEVADA REGULATION

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

         Under certain circumstances, an Institutional Investor, as this term is defined in the Commission regulations, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business and not for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors, (ii) any change in our corporate charter, bylaws, management, policies or operations, or
(iii) any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Commission considers voting on all matters voted on by stockholders and the making of financial and other informational inquiries of the type normally made by securities analysts, and such other activities as the Commission may determine, to be consistent with holding voting securities for investment purposes only. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the GCB investigation.

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

         Changes in control of VirtGame through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior investigation of the GCB and approval of the Commission. Entities seeking to acquire control of us must satisfy the GCB and the Commission in a variety of stringent standards prior to assuming control. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

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

EMPLOYEES

         As of the date of this report, we employed eleven full-time employees, and two full-time consultants, four of whom are involved in administration and nine are involved in software development and engineering.

FACILITIES

         Our executive offices are located in San Diego, California and consist of approximately 3,300 square feet of leased premises. The lease for these premises expires in February 2005 and provides for monthly rent of approximately $3,135. Our office in Las Vegas is on a month-to-month basis with monthly rent of $1,350. We believe our existing facilities in San Diego satisfy our present and foreseeable needs but our Las Vegas office may need to be expanded as we increase our customer and product base in Nevada.

LITIGATION

         There are no pending legal proceedings to which we or our properties are subject.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

         WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR ADDITIONAL LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. We commenced revenue producing operations in September 1997. However, during our fiscal year ended December 31, 2003, we generated only $601,100 of revenue and realized a net loss $1,233,443. From our inception of revenue producing operations in September 1997 through December 31, 2003, we incurred an accumulated deficit of $23,291,178. We have yet to generate profits from operations and consequently we are unable to predict with any certainty whether our operations will become a commercially viable business. In order for us to become profitable, we will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

         WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO CARRY OUT OUR PLAN OF OPERATIONS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. On December 31, 2003, we completed a private placement offering from which we received net proceeds of approximately $1,374,585. We believe that our working capital as of the date of this report will be sufficient to satisfy our estimated working capital requirements through the end of the current fiscal year ending December 31, 2004. However, we believe that we will need significant additional working capital in order to fund our continued gaming software development during fiscal 2005 and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to raise additional required funds through various financing sources by issuing additional shares of our securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern may be jeopardized. In that case, those persons who had subscribed for our shares would be subject to heightened risk losing their entire investment.

         WE DO NOT HAVE A SIGNIFICANT OPERATING HISTORY AND, AS A RESULT, THERE IS A LIMITED AMOUNT OF INFORMATION ABOUT US ON WHICH TO MAKE AN INVESTMENT DECISION. Throughout most of our history, our primary business focus has been the operation of casino-style gaming operations over the Internet. In 2000, we decided to wind up our Internet casino operations and focus on developing and licensing software products for the regulated casino, sports wagering and lottery industries. As of the date of this report, we have completed the development of a suite of software products that offer the regulated gaming and lottery industries a complete turnkey solution for conducting server-based casino, sports wagering and lottery operations over-the-counter, at stand-alone kiosks and remotely via both closed-loop Intranet and the Internet. We have entered into a few contracts for the provision of turnkey solutions to land-based casinos and lottery operators. However, we have not derived a significant amount of revenue from these activities and these activities remain a relatively new pursuit for us. Accordingly, there is little operating history upon which to judge our current operations.

         IF OUR GAMING PRODUCTS ARE NOT ACCEPTED IN THE COMPETITIVE MARKET FOR NETWORKED GAMING SOFTWARE, WE MAY BE UNABLE TO COMPETE IN THE GAMING SOFTWARE MARKET. Our success as a gaming software supplier is dependent upon numerous factors, including our ability to design, manufacture, market and service networked gaming software that achieves player and casino acceptance while maintaining product quality and acceptable margins. If our software fails to be accepted by the gaming market and we are otherwise unable to develop gaming software that offers technological advantages, we will be unable to generate the revenues necessary to compete effectively. Consequently, the results of our operations could suffer.

         AN ADVERSE CHANGE AFFECTING THE GAMING INDUSTRY, SUCH AS A CHANGE IN GAMING REGULATIONS OR A DECREASE IN THE RATE OF GROWTH AND POPULARITY OF CASINO OR INTERNET GAMING, WILL NEGATIVELY IMPACT OUR PROFITABILITY AND OUR POTENTIAL FOR GROWTH. Our ability to grow our business and operate profitably is substantially dependent upon the expansion of the gaming and Internet gaming industry and factors that are beyond our control. These factors include, among others:

         o        the pace of development;

         o        changes in gaming regulation; and

         o the continued popularity of casino gaming as a leisure activity.

         An adverse change in any of these political, legal and other factors may negatively impact our results of operations.

         OUR FAILURE TO OBTAIN OR RETAIN REQUIRED GAMING LICENSES COULD PREVENT US FROM EXPANDING OUR MARKET AND PROHIBIT US FROM GENERATING REVENUE IN CERTAIN JURISDICTIONS. In the United States, the manufacture and distribution of networked gaming software is subject to numerous federal, state, provincial, tribal, international and local regulations. In particular, we are currently subject to extensive regulation in Nevada and the Canadian province of Ontario. These regulations are constantly changing and evolving, and may curtail gaming in various jurisdictions in the future, which would decrease the number of jurisdictions from which we can generate revenues.

         Together with our key personnel, we undergo extensive investigation before each jurisdictional license is issued. Our networked gaming software is subjected to independent testing and evaluation prior to approval from each jurisdiction in which we do business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these game approvals and licenses. Our failure to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors. Consequently, the market price of our common stock may suffer.

         Regulatory authorities may require stockholders to submit to background investigations and respond to questions from regulatory authorities, and may deny a license or revoke our licenses based upon their findings. These licensing procedures and background investigation may inhibit potential investors from becoming significant stockholders.

         THE FUTURE REVENUE GROWTH OF OUR GAMING BUSINESS DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATIONS. We will need to improve the effectiveness and breadth of our sales operations nationally and internationally in order to increase market awareness and sales of our gaming products. Our gaming products require sophisticated sales efforts targeted at selected people within the gaming industry. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in selling into the gaming market.

         A SIGNIFICANT PART OF OUR FUTURE PLAN OF OPERATIONS IS TO OFFER TO THE REGULATED GAMING INDUSTRY A SOFTWARE SOLUTION THAT WILL ENABLE IT TO PROVIDE SERVER-BASED CASINO GAMES, SPORTS WAGERING AND LOTTERIES OVER THE INTERNET AND CLOSED-LOOP INTRANETS, HOWEVER THIS IS NOT AN ESTABLISHED INDUSTRY AND NO ONE TO DATE HAS SUCCESSFULLY CONDUCTED ONLINE GAMING ON A LARGE SCALE. While the gaming and lottery industries are well-established and have recently experienced significant growth and profitability, online and interactive gaming applications are relatively recent developments and remain an unproven segment of the industry. To our knowledge, no business has conducted regulated gaming or lottery operations on an ongoing and large scale basis over either the Internet or a closed-loop Intranet. The incipient nature of this industry segment and the number of well-capitalized companies likely to seek entry into the market present a number of special risks both to us and to our current and potential future customers, including

         o the risk that a competitor will be able to implement standards of operations that will, in effect, become the industry standard, thus inhibiting market acceptance of competing operations;

         o the possibility that gaming technology will experience a rapid succession of material developments resulting in a technology "leap frog" effect that outdates existing technologies and standards every few years; and

         o laws and regulations may be imposed in jurisdictions in which we or our customers operate which prohibit or regulate such services in a manner which negatively affects profitability.

         IN ADDITION TO THE FACT THAT ONLINE GAMING IS AN INCIPIENT INDUSTRY, AT THE PRESENT TIME IT IS FOR THE MOST PART PROHIBITED IN ALL 50 STATES. Federal and state prosecutors and courts have consistently applied the U.S. Wire Act and similar state laws to Internet-based gaming. Consequently, both land-based and online gaming in the U.S. is prohibited unless authorized by the state from which and into which the transmission is made. We believe that states that permit land-based gaming have been reluctant to sponsor or license online gaming within their jurisdictions out of concern that they will not be able to prevent inappropriate persons from participating. We believe that we offer a viable solution to the dilemma facing U.S. regulators and legislators, and we have received approval from the Nevada Gaming Control Board to offer on behalf of a chain of Las Vegas casinos an online closed-loop wagering system. However, there is, to our knowledge, no pending legislation that would legalize Internet-based gaming or lotteries to any significant degree.

         WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INCUR SIGNIFICANT COSTS IN ATTEMPTING TO DO SO. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect our proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our business, financial condition and operating results.

         THE MARKET FOR OUR STOCK IS LIMITED. Our common stock is traded on the OTC Bulletin Board under the symbol "VGTI.OB". On March 26, 2004, the last reported sale price of our common stock on the OTC Bulletin Board was $0.53 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.

         OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS. As long as the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices are located in San Diego, California and consist of approximately 3,300 square feet of office space for monthly rent of $3,135. Our current Las Vegas office is approximately 1,000 square feet of office space for monthly rent of $1,350.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party in any litigation and have no knowledge of any pending legal proceedings in any court or agency of government or government authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock trades on the OTC Bulletin Board under the symbol "VGTI.OB." The following table shows the high and low bid information of our common stock for the periods indicated as reported by the OTC Bulletin Board. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

                                                        HIGH            LOW
                2002:
                First quarter....................   $      .54      $      .29
                Second quarter...................          .44             .24
                Third quarter....................          .36             .12
                Fourth quarter...................          .55             .23

                2003:
                First quarter....................   $      .48      $      .25
                Second quarter...................          .53             .28
                Third quarter....................          .85             .50
                Fourth quarter...................          .82             .61

         We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

STOCKHOLDERS

         As of March 26, 2004, there were approximately 150 record holders of our common stock and 1,011 of beneficial holders of Stock.

DIVIDENDS

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends on our common stock in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Although to we do not plan to pay dividends on our common stock, to the extent that we do so in the future, the holders of our Series A convertible preferred stock and Series B convertible preferred stock will be entitled to participate in such dividends on a pro rata basis. In that case, the dividends payable to the preferred stockholders would be determined as if the preferred stock had been converted to common stock on the record date for determining the stockholders entitled to receive the dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Item 11 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2003.

RECENT SALES OF UNREGISTERED SECURITIES

         Between November 2003 and December 2003, we sold a total of 17.05 units to 6 accredited investors in a private placement offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The offering price was $100,000 per unit, resulting in total gross proceeds of $1,705,000. Each unit consisted of 100 shares of our Series B convertible preferred stock and warrants to purchase 35,714 shares of our common stock at a exercise price of $0.70 per share. McMahan Securities Co. L.P. acted as placement agent for the offering and received commissions equal to 10% of the gross proceeds from the sale of the units, a warrant to purchase 243,571 shares of our common stock for $0.70 per share and a non-accountable expense allowance of $120,000. Information about previous unregistered sales of our securities by the company is contained in our Quarterly Reports on form 10-QSB filed with the SEC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During 2002 and 2003, we received a total of $6,263,780 of funds from the private placement sale of our equity securities and the exercise of outstanding options. Of this amount, over $3,700,000 was raised in the last six months of 2003, including net proceeds of $1,374,585 received in December 2003 from the sale of units consisting of Series B preferred stock and warrants to purchase common stock, and net proceeds of $2,488,760 received in July 2003 from the sale of units consisting of Series A preferred stock and warrants to purchase common stock.

         These funds acquired from these private placements have been, and will be, applied towards our plan of operation as a software provider to the gaming and lottery industries and our pursuit of a gaming manufacturer and distributor license in Nevada and a gaming related supplier license in Ontario, Canada. We will continue to focus on the development of gaming software applications and licensing opportunities for regulated casinos and sports wagering and lottery operations. Over the last six months, we have responded to several requests for gaming and lottery application proposals in the U.S. and Canada. Our plan of operations is to provide software application services and license our software products to distributors of restricted on-line content, including casinos, sports wagering systems and state and national lotteries. Our goal is to be the leading back-end application software provider to the licensed and land-based gaming industry.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Our net revenues increased from $314,856 to $601,100 for the year ended December 31, 2003 compared to the prior year. Operating expenses from operations decreased by 36% for the year ended December 31, 2003 to $1,985,185 compared to $3,096,469 in the prior year. The decrease was primarily due to lower licensing, legal, and advertising fees.

         Interest income increased to $6,079 for the year ended December 31, 2003 compared to $516 for the prior year due to higher cash positions during 2003. Interest expense decreased to $14,812 for the year ended December 31, 2003 compared to $52,683 for the prior year, due to lower notes payable during the 2003 year.

         Net loss for the year ending December 31, 2003 decreased 54% to $1,233,443 or $0.04 per share, on 29,852,088 weighted average shares outstanding, compared with a loss in 2002 of $2,707,186, or $0.11 per share, on 24,091,248 weighted average shares outstanding.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our net revenues decreased from $589,227 to $314,856 for the year ended December 31, 2002 compared to the prior year. Operating expenses from continuing operations increased by 12% for the year ended December 31, 2002 to $3,096,469 compared to $2,772,446 in the prior year. The increase was primarily due to $123,000 of expense from variable options and higher gaming license fees offset by $128,016 of debt forgiveness income. All revenues and expenses related to operating Internet casino and sports book operations are reflected as discontinued operations in the Consolidated Statements of Operations for the year ending December 31, 2000.

         Interest income increased to $516 for the year ended December 31, 2002 compared to $460 for the prior year. Interest expense increased to $52,683 for the year ended December 31, 2002 compared to $39,547 for the prior year, due to higher average notes payable balances outstanding during the year.

         Net loss for the year ending December 31, 2002 increased 22% to $2,707,186, or $0.11 per share, on 24,091,248 weighted average shares outstanding, compared with a loss in 2001 of $2,212,894, or $0.14 per share, on 15,537,933 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital of $2,497,063 at December 31, 2003, an improvement of $3,116,594 in working capital compared to the working capital deficit of $619,531 as of December 31, 2002.

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

         We believe that we will need significant additional working capital in order to fund our continued gaming software development during 2005 and, if necessary, to finance possible future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to raise additional required funds through various financing sources by issuing additional shares of our securities. However, as of the date of this report we have no plans or commitments for the sale of our securities. If we are unable to raise the required capital, there will be a severe impact on our financial condition that would jeopardize our ability to continue as a going concern.

         We do not have any off-balance sheet financing arrangements or liabilities.

RECENT ACCOUNTING STANDARDS

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

         In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 146"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements.

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements and related notes are contained on pages F-1 to F-23 of this report. The index to such items is included in Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization with 13 full time employees, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are our directors and officers:

NAME                             AGE                  POSITION
------------------------------- ----- -----------------------------------------
Bruce Merati...................   46   Chief Executive Officer, Chief Financial
                                       Officer, Secretary and Director
Glenn E. Wichinsky.............   51   President, General Counsel and Director
General Paul A. Harvey.........   66   Director

         MR. MERATI was appointed as our Chief Executive Officer in August 2003, and he also continues to serve as our Chief Financial Officer, a position he has held since July 27, 1998. Mr. Merati served as our President from September 2002 through August 2003. Mr. Merati has also served on our board of directors since June 2002. From July 1997 to July 1998, Mr. Merati served as the controller of The Weekend Exercise Company, Inc., a designer and marketer of women's and girls' athletic apparel and casual sportswear located in San Diego, California. Mr. Merati is a Certified Public Accountant and a Chartered Accountant in England and Wales and spent seven years as an auditor with the London office of PricewaterhouseCoopers.

         MR. WICHINSKY has served as our President and General Counsel since September 1, 2003. He has served on our board of directors since July 2003. Mr. Wichinsky has been actively engaged in the Nevada gaming industry since 1979. He has been granted gaming licenses for his management and equity participation in Westronics, Inc., a licensed manufacturer, distributor and operator of gaming equipment in the State of Nevada; as a nonrestricted licensee as a general partner of the Mardi Gras Casino in Las Vegas; and, most recently licensed, as a co-owner and operator of the Regency Casino located in Laughlin, Nevada. Mr. Wichinsky attended the University of the Pacific, McGeorge School of Law in Sacramento, California, earning a Juris Doctor degree in 1982. Mr. Wichinsky is a member of the Nevada and Florida bars.

         GENERAL HARVEY was appointed as a director of VirtGame in November 2003. General Harvey was Executive Director of the Mississippi Gaming Commission from 1993 through 1998. He is currently a consultant to the gaming, hotel and resort industry and is on the board of directors of the National Center for Responsible Gaming and serves as an outside director on the board of directors of Riviera Hotel and Casino. He spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East.

         As a condition of our manufacturers and distributors license from the Nevada Gaming Commission, each of our directors, executive officers and controlling stockholders must be licensed by the Nevada Gaming Commission. The individual licensing process is lengthy and expensive. Mr. Merati and Mr. Wichinsky have received individual licenses from the Nevada Gaming Commission and General Harvey has an application on file with the Commission. The Nevada Gaming Commission will allow us to appoint executive officers and directors in advance of their approval provided that such person immediately commences the licensing approval process. We are actively pursuing additional officers and directors who are already licensed by the Nevada Gaming Commission.

         In addition to the requirements of the Nevada Gaming Commission, the Ontario Gaming Commission requires us to obtain their prior approval of the appointment of any persons as an executive officer, director or controlling shareholder. Mr. Merati and Mr. Najor have been approved by the Ontario Gaming Commission. Mr. Wichinsky serves as an executive officer and on our Board of Director. Mr. Wichinsky has also been approved by the Ontario Gaming Commission.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee. The Board has determined, however, that Mr. Merati meets the criteria of an "audit committee financial expert" as that term is defined in the SEC rules. Mr. Merati is the Chief Executive Officer and Chief Financial Officer of VirtGame and therefore he is not "independent" under applicable SEC rules. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.

CODE OF ETHICS

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 6969 Corte Santa Fe, Suite A, San Diego, California 92121-3270.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all
Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, we believe that during 2003 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Veritas-Scalable Investment Products Fund LLC filed to timely failed an initial Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001.

                                           ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                    ---------------------------------   ---------------------------
                                                                        RESTRICTED    COMMON SHARES   ALL OTHER
                                                                          STOCK        UNDERLYING      COMPEN-
    NAME AND POSITION      YEAR      SALARY       BONUS       OTHER     AWARDS ($)       OPTIONS       SATION
---------------------------------------------------------------------------------------------------------------
Bruce Merati,              2003     $156,644       --        $35,728        --           700,000         --
CEO, CFO AND               2002      108,333    $14,250       34,471        --           600,000         --
SECRETARY                  2001       81,250       --          --         $32,400      1,000,000         --

Glenn Wichinsky            2003       32,769       --          500          --           150,000         --
PRESIDENT AND              2002        --          --          --           --             --            --
GENERAL COUNSEL            2001        --          --          --           --             --            --

EMPLOYMENT AGREEMENTS

         BRUCE MERATI. In October 2003, we entered into a two-year employment agreement with our chief executive officer and chief financial officer, Bruce Merati. The agreement provides for a base annual salary of $200,000, of which $35,000 is deferred until we have two consecutive cash flow positive quarters. The agreement also provides for bonuses of five percent of net profit generated by new products for which we receive regulatory approval, up to a maximum of $250,000 per year, plus a car allowance of $500 per month. The employment agreement also provides for our grant of an option to purchase 700,000 common shares, at an exercise price of $0.62 per share, exercisable for 5 years, becoming fully exercisable on July 1, 2005. The agreement expires on July 1, 2005, but will be automatically renewed for an additional two year term unless either party elects not to renew at least 90 days prior to the expiration date.

         GLENN E. WICHINSKY. In September 2003, we entered into a one-year employment agreement with Glenn Wichinsky to serve as our President and General Counsel. The agreement provides for annual salary of $120,000, plus a bonus of $20,000 if certain milestones are achieved. Pursuant to the agreement, we granted Mr. Wichinsky an option to purchase 100,000 shares of our common stock at an exercise price of $0.66 per share. The option becomes fully vested in September 2004 and has a term of five years. Upon his appointment to our board of directors in June 2003, Mr. Wichinsky was also granted an option to purchase 50,000 shares of our common stock at an exercise price of $0.50. The option becomes fully vested in June 2004 and has a term of five years. We also pay Mr. Wichinsky a car allowance of $500 per monthly.

OPTION GRANTS IN LAST FISCAL YEAR
                                                     INDIVIDUAL GRANTS
                            ----------------------------------------------------------------------
                              NUMBER OF SECURITIES       % OF TOTAL OPTIONS        EXERCISE OR
                               UNDERLYING OPTIONS     GRANTED TO EMPLOYEES IN       BASE PRICE        EXPIRATION
          NAME                    GRANTED (#)               FISCAL YEAR               ($/SH)             DATE
--------------------------  ------------------------- -------------------------  -----------------  ---------------
Bruce Merati.............           700,000                     74%                   $0.62            10/01/08
Glenn E. Wichinsky.......            50,000                      5%                   $0.50            07/14/08
                                    100,000                     11%                   $0.66            09/01/08

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                                                     VALUE OF
                                                                         NUMBER OF SECURITIES       UNEXERCISED
                                                                              UNDERLYING           IN-THE-MONEY
                                                                          UNEXERCISED OPTIONS       OPTIONS AT
                                                                          AT FISCAL YEAR-END      FISCAL YEAR-END
                             SHARES ACQUIRED                                 EXERCISABLE/          EXERCISABLE/
          NAME                 ON EXERCISE          VALUE RECEIVED           UNEXERCISABLE       UNEXERCISABLE (1)
--------------------------  ------------------    --------------------   ----------------------  ------------------
Bruce Merati.............           0                      0               2,215,000/700,000     $886,000/$21,000
Glenn E. Wichinsky.......           0                      0                       0/150,000            $0/$7,500

(1) Calculated based upon a last reported sale price of $0.65 per share on December 31, 2003.

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

LIMITATION OF LIABILITY OF DIRECTORS AND INDEMNIFICATION OF DIRECTORS AND
OFFICERS

         The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

         The above provisions in our certificate of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

         Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

         o each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o each of our directors, executive officers and nominees to become directors; and

         o        all directors and executive officers as a group.

                  NAME AND ADDRESS                             NUMBER OF SHARES                PERCENTAGE OWNED
------------------------------------------------------    ---------------------------    -----------------------------
Bruce Merati                                                      2,556,426                         5.99%
6969 Corte Santa Fe, Suite A
San Diego, CA  92121
Glenn Wichinsky                                                      --                              --
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

General Paul A. Harvey                                              100,000                           *
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

ICM Asset Management, Inc.                                        2,875,000                         6.96%
601 West Main Avenue, Suite 600
Spokane, WA 99201

Veritas-Scalable Investment Products Fund LLC                     5,368,598                         9.99%
500 W. Putnam Avenue
Greenwich, CT 06830

Lighthouse Financial Group, LLC                                   2,309,217                         5.41%
420 Lexington Avenue, Suite 360
New York, NY 10170

Deutsche Bank AG                                                  3,023,684                         7.28%
31 W. 52nd St., 16th Floor
New York, NY 10019

Directors and executive officers as a group                       2,556,426                         5.99%

* Represents less than 1%.

In reviewing the above table, please keep in mind:

         o 2,215,000 of the 2,556,426 common shares beneficially owned by Mr. Merati represent common shares underlying presently exercisable options.

         o The 100,000 shares beneficially owned by Mr. Harvey represent common shares underlying presently exercisable options.

         o The percentage amounts for each reported party assume total outstanding common shares of 40,460,461. This is based on 31,868,410 common shares issued and outstanding as of the date of this report, plus 6,156,340 shares of common stock issuable upon conversion of our outstanding Series A preferred stock and 2,435,711 shares of common stock issuable upon conversion of our outstanding Series B preferred stock. The percentage amounts also give effect to the issuance of common shares underlying presently exercisable options and warrants held by the reported party.

         o The amounts shown for ICM Asset Management, Inc. include 2,156,250 shares beneficially owned by Koyah Leverage Partners, L.P., 546,250 shares beneficially owned by Koyah Partners, L.P. and 172,500 shares beneficially owned by Raven Partners, L.P. ICM Asset Management, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P., Raven Partners, L.P. and the other persons or entities listed in the footnotes to the Selling Stockholders' table disclaim beneficial ownership in these securities except to the extent of the such entity's or person's pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934, as amended.

         o Veritas-Scalable Investment Products Fund LLC is contractually restricted from beneficially owning more than 9.99% of the outstanding shares of our common stock. As a result, Veritas-Scalable Investment Products Fund LLC may not convert shares of our preferred stock into common stock or exercise warrants to purchase our common stock to the extent that, after giving effect such conversion or exercise, its ownership of our common stock would exceed this 9.99% limitation. In the absence of this contractual limitation, Veritas-Scalable Investment Products Fund LLC would beneficially own approximately 12.87% of our common stock, including common shares underlying preferred shares and warrants held by such shareholder.

         o The amounts shown for Lighthouse Financial Group, LLC include 657,790 shares beneficially owned by Jeffrey J. Morfit, 230,838 shares beneficially owned by Robert J. Bradley and 241,650 shares beneficially owned by Joseph D. Diaco.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following provides information concerning compensation plans under which equity securities of the Company are authorized for issuance.

                                              (a)                    (b)                          (c)
                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE
                                                                                         FOR FUTURE ISSUANCES
                                     NUMBER OF SECURITIES        WEIGHED-AVERAGE             UNDER EQUITY
                                      TO BE ISSUED UPON         EXERCISE PRICE OF         COMPENSATION PLANS
                                         EXERCISE OF           OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                     OUTSTANDING OPTIONS,           WARRANTS                  REFLECTED
       PLAN CATEGORY                 WARRANTS AND RIGHTS           AND RIGHTS              IN COLUMN (A))
--------------------------------    ----------------------    ---------------------    -----------------------
Equity compensation plans
approved by security holders                  --                      --                         --

Equity compensation plans not
approved by security holders               7,553,600                 $0.32                   2,946,400

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 2002, we entered into a two-year employment agreement with our then president and chief executive officer, Scott Walker. The agreement provided for a base salary of $150,000. Pursuant to the agreement, we granted Mr. Walker options to purchase 400,000 common shares, of which, 200,000 shares are exercisable at $0.50 per share, and 200,000 shares are exercisable at $1.00 per share, which is $0.50 lower than the $1.50 exercise price stated in the employment agreement because of a subsequent agreement with Mr. Walker. The agreement also provided for certain performance-based bonuses. The agreement terminated by mutual agreement of the parties effective in September 2002. Pursuant to a separation agreement finalized with Mr. Walker in August 2003, we paid Mr. Walker a lump-sum of $50,000 and issued to him 500,000 shares of our common stock in exchange for the cancellation of his additional option to purchase 600,000 shares at an exercise price of $0.25 per share. We also agreed to pay Mr. Walker's health insurance costs through January 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         FINANCIAL STATEMENTS. The following financial statements are included in this report on the pages indicated:

         Report of Independent Auditors.........................................................................F-1
         Balance Sheets at December 31, 2003 and 2002...........................................................F-2
         Statements of Operations for the years ended December 31, 2003 and 2002................................F-4
         Statement of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002............F-5
         Statements of Cash Flows for the years ended December 31, 2003 and 2002................................F-7
         Notes to Financial Statements..................................................................F-9 to F-23

         EXHIBITS. The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at pages E-1 to E-2 of this report. Each management contract or compensatory plan or arrangement is identified in the
Exhibit Index by an asterisk. We will furnish a copy of any exhibit to a stockholder who requests a copy in writing. We reserve the right to charge a reasonable fee to cover our costs. Requests should be sent to: Bruce Merati, Chief Executive Officer, 6969 Corte Santa Fe, Suite A, San Diego, California 92121-3270.

         REPORTS ON FORM 8-K. We did not file any reports on Form 8-K during the last quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected PKF as independent accountants to audit our books, records and accounts for the fiscal year 2004. PKF previously audited our financial statements and during the two fiscal years ended December 31, 2003 and 2002.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the VirtGame by PKF for the years ended December 31, 2003 and 2002 were as follows:

              Services Provided                             2003          2002
              ----------------------------------------   ----------   ----------
              Audit Fees...........................      $  27,430    $  23,684
              Audit Related Fees...................      $   5,331    $      --
              Tax Fees.............................      $   4,000    $   6,183
              All Other Fees.......................      $   7,963    $     538
                      Total........................      $  44,724    $  30,405

         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services other than the services described above. These services include review of SEC filings.

PRE-APPROVAL POLICIES AND PROCEDURES

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by PKF and the estimated fees related to these services.

                                   SIGNATURES

         In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VIRTGAME CORP.

Dated:  March 30, 2004                          By    /s/  Bruce Merati
                                                      --------------------------
                                                      Bruce Merati,
                                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                                   Title                            Date
----------------------------------     ---------------------------------------    ------------------

     /s/  Bruce Merati                 Chief Executive Officer, Chief               March 30, 2004
----------------------------------     Financial Officer and Director
Bruce Merati                           (principal executive officer, principal
                                       financial and accounting officer)

     /s/  Glenn E. Wichinsky           President and General Counsel, Director      March 26, 2004
----------------------------------
Glenn E. Wichinsky

     /s/  Paul A. Harvey               Director                                     March 26, 2004
----------------------------------
Paul A. Harvey

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
VirtGame Corp.
San Diego, California

We have audited the consolidated balance sheets of VirtGame Corp. (formerly Virtgame.com Corp.) and Subsidiary (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtGame Corp. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California                               PKF
February 27, 2004                                   Certified Public Accountants
                                                    A Professional Corporation

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002

                                     ASSETS
                                     ------

                                                         2003            2002
                                                     -----------     -----------

Current assets:
 Cash and cash equivalents                           $2,629,219      $   60,343
 Accounts receivable                                    161,808         107,992
 Prepaid expenses and other current assets               47,227           7,309
 Subscription receivable                                     --         125,000
                                                     -----------     -----------
 Total current assets                                 2,838,254         300,644
                                                     -----------     -----------

Noncurrent assets:
 Deposits                                                 6,379           9,799
 Property and equipment, net                             57,650          35,028
 Capitalized software, net                              923,326         656,641
                                                     -----------     -----------
 Total noncurrent assets                                987,355         701,468
                                                     -----------     -----------

 Total assets                                        $3,825,609      $1,002,112
                                                     ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                   VIRTGAME CORP.
                                                   AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2003 and 2002

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT
                                       -------------------------------------

                                                                                         2003              2002
                                                                                    -------------     -------------
Current liabilities:
 Accounts payable                                                                   $    168,468      $    245,466
 Accrued expenses                                                                        172,723           410,966
 Current portion of capital lease obligation                                                  --             2,653
 Notes payable                                                                                --           261,090
                                                                                    -------------     -------------
 Total current liabilities                                                               341,191           920,175
                                                                                    -------------     -------------

Shareholders' equity:
 Preferred stock, $.0001 par value, 10,000,000
    shares authorized,
    Series A , 3,000 shares issued and outstanding;                                            1                --
    Series B , 1,705 shares issuable                                                          --                --
 Common stock, $.00001 par value; 100,000,000 shares authorized; 30,130,044 and
    26,427,828 shares issued and outstanding in 2003 and 2002, respectively;
    1,087,055 and 1,887,165 issuable in 2003 and 2002, respectively
                                                                                             312               283
 Additional paid-in capital                                                           26,841,283        19,901,674
 Receivable from exercise of options                                                     (66,000)          (66,500)
 Accumulated deficit                                                                 (23,291,178)      (19,753,520)
                                                                                    -------------     -------------

 Total shareholders' equity                                                            3,484,418            81,937
                                                                                    -------------     -------------

 Total liabilities and shareholders' equity                                         $  3,825,609      $  1,002,112
                                                                                    =============     =============

               The accompanying notes are an integral part of the consolidated financial statements.

                                         VIRTGAME CORP.
                                         AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the years ended December 31, 2003 and 2002

                                                                     2003              2002
                                                                -------------     -------------
Revenue:                                                        $    601,100      $    314,856

Operating expenses:
  Salaries and payroll expenses                                      325,149           536,751
  Research and development                                           458,014           451,270
  Variable award stock-based compensation                            123,000           123,000
  Other operating expenses                                         1,079,022         1,985,448
                                                                -------------     -------------
  Total expenses from operations                                   1,985,185         3,096,469
                                                                -------------     -------------
   Loss from operations before financial
    expense and income taxes                                      (1,384,085)       (2,781,613)

Financial income (expense):
  Interest income                                                      6,079               516
  Other income                                                       162,718           130,150
  Interest expense                                                   (14,812)          (52,683)
                                                                -------------     -------------
  Net financial expense                                              153,985            77,983
                                                                -------------     -------------
   Loss from operations before income taxes                       (1,230,100)       (2,703,630)

Income tax expense                                                    (3,343)           (3,556)
                                                                -------------     -------------
   Net loss                                                     $ (1,233,443)     $ (2,707,186)
                                                                =============     =============
Basic and diluted net loss per share                            $      (0.04)     $      (0.11)
                                                                =============     =============

Shares used to compute basic and diluted net loss per share       29,852,088        24,091,248
                                                                =============     =============

     The accompanying notes are an integral part of the consolidated financial statements.

                                                           VIRTGAME CORP.
                                                           AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For the years ended December 31, 2003 and 2002

                                                   Common Stock          Additional     Receivable
                                          ----------------------------    Paid-In      from Exercise    Accumulated
                                              Shares         Amount       Capital       of Options        Deficit          Total
                                          -------------  -------------  -------------  -------------   -------------   -------------
Balance forwarded
 December 31, 2001                          20,026,116   $        200   $ 17,610,788   $    (95,500)   $(17,046,334)   $    469,154

Issuance of common stock for
 cash, net of issuance costs:
 January 2002 through March 2002             3,274,000             33        838,466             --              --         838,499

Fair value of stock options issued to
 employees                                          --             --        106,850             --              --         106,850

Issuance of common stock for
 cash, net of issuance costs:
 October 2002 through December 2002          2,284,286             25        569,975             --              --         570,000

Issuance of common stock, cash
 received during January 2003                  250,000              1        124,999             --              --         125,000

Issuance of common stock to
 and exercise of options by
 consultants for services rendered
 net of issuance costs                       2,052,191             20        413,100        (37,500)             --         375,620

Issuance of common stock for
 conversion of notes payable                   313,000              3         85,647             --              --          85,650

Issuance of common stock to
 satisfy accounts payable for
 services rendered                             115,400              1         28,849             --              --          28,850

Payment of receivable for stock
 issued for services rendered                       --             --             --         66,500              --          66,500

Net loss for the year ended
 December 31, 2002                                  --             --             --             --      (2,707,186)     (2,707,186)
                                          -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2002, as
previously presented                        28,314,993            283     19,778,674        (66,500)    (19,753,520)        (41,063)

Adjustment for stock options                        --             --        123,000             --              --         123,000
                                          -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2002, restated        28,314,993   $        283   $ 19,901,674   $    (66,500)   $(19,753,520)   $     81,937
                                          =============  =============  =============  =============   =============   =============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                           VIRTGAME CORP.
                                                           AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                           For the years ended December 31, 2003 and 2002

                                       Series A                                            Receivable
                                    Preferred Stock        Common Stock        Additional     from
                                  ------------------  ----------------------    Paid-In     Exercise     Accumulated
                                   Shares    Amount      Shares      Amount     Capital    of Options      Deficit          Total
                                  --------  --------  -----------  ---------  ------------  ---------   -------------   ------------
Balance forwarded
 December 31, 2002, restated           --   $    --   28,314,993   $    283   $19,901,674   $(66,500)   $(19,753,520)   $    81,937

Exercise of options by
 consultants for services
 rendered net of issuance costs        --        --    1,060,000         11       273,989         --              --        274,000

Issuance of common stock
 to consultants for services
 rendered net of issuance costs        --        --    1,026,316         10       309,612        500              --        310,122

Issuance of common stock, cash
 received during April 2003            --        --      657,895          6       249,994         --              --        250,000

Issuance of common stock, cash
 received during December 2002         --        --      157,895          2            --         --              --              2

Issuance of preferred stock,
 cash received during July 2003
 net of issuance costs              3,000         1           --         --     2,304,214         --              --      2,304,215

Proceeds from series B
 preferred stock issuable, cash
 received during December 2003,
 net of issuance costs                 --        --           --         --     1,374,585         --              --      1,374,585

Beneficial conversion
 feature of preferred offering         --        --           --         --     2,304,215         --      (2,304,215)            --

Adjustment for stock options           --        --           --         --       123,000         --              --        123,000

Net loss for the year
 ended December 31, 2003               --        --           --         --            --         --      (1,233,443)    (1,233,443)
                                  --------  --------  -----------  ---------  ------------  ---------   -------------   ------------
Balance, December 31, 2003          3,000   $     1   31,217,099   $    312   $26,841,283   $(66,000)   $(23,291,178)   $ 3,484,418
                                  ========  ========  ===========  =========  ============  =========   =============   ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                    VIRTGAME CORP.
                                    AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the years ended December 31, 2003 and 2002

                                                             2003              2002
                                                         ------------     ------------
Cash flows from operating activities:
 Net loss                                                $(1,233,443)     $(2,707,186)
 Adjustments to reconcile net loss to net cash flows
  used in operating activities:
   Bad debt                                                       --           36,400
   Gain on forgiveness of debt                              (162,716)        (128,016)
   Depreciation and amortization                             332,113          334,157
   Issuance of common stock, options and warrants
   for consulting fees and compensation                      433,122          671,970
   Changes in operating assets and liabilities:
   Increase in:
    Accounts receivable                                      (53,816)         (76,042)
    Prepaid expenses and other current assets                (39,918)          (6,672)
    Decrease in deposits                                       3,420               --
   Increase (decrease) in:
    Accounts payable and accrued expenses                   (268,613)         190,055
                                                         ------------     ------------
 Net cash flows used in operating activities                (989,851)      (1,685,334)
                                                         ------------     ------------

Cash flows from investing activities:
 Purchase of property and equipment                          (44,853)         (11,830)
 Capitalization of software development costs               (576,567)          (5,954)
                                                         ------------     ------------
 Net cash flows used in investing activities                (621,420)         (17,784)
                                                         ------------     ------------

Cash flows from financing activities:
 Net proceeds from the issuance of common stock              524,000        1,408,499
 Net proceeds from the issuance of preferred stock         3,678,800               --
 Receipt of option exercise receivable                       125,000          250,000
 Borrowings on notes payable                                      --          104,400
 Payments on notes payable                                  (145,000)          (4,700)
 Principal payments under capital lease                       (2,653)          (6,783)
                                                         ------------     ------------
 Net cash flows provided by financing activities           4,180,147        1,751,416
                                                         ------------     ------------

Net increase in cash and cash equivalents                  2,568,876           48,298

Cash and cash equivalents at beginning of year                60,343           12,045
                                                         ------------     ------------

Cash and cash equivalents at end of year                 $ 2,629,219      $    60,343
                                                         ============     ============

 The accompanying notes are an integral part of the consolidated financial statements.

                                                VIRTGAME CORP.
                                                AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended December 31, 2003 and 2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                  2003              2002
                                                                             --------------    --------------
Cash paid during the period for:

 Interest                                                                    $       8,088     $          --
                                                                             ==============    ==============

 Income taxes                                                                $       3,343     $       3,556
                                                                             ==============    ==============

Supplemental disclosures of non-cash investing and financing activities:

 Receivable from exercise of options                                         $          --     $     162,500
                                                                             ==============    ==============

 Retirement of debt and accounts payable for stock issued                    $       1,348     $     114,500
                                                                             ==============    ==============

Beneficial conversion feature of preferred offering                          $   2,304,215     $          --
                                                                             ==============    ==============

            The accompanying notes are an integral part of the consolidated financial statements.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------

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

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
(Continued)

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

       REVENUE RECOGNITION

       In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the years ended December 31, 2003 and 2002 the Company recorded $0 in deferred revenues.

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

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
(Continued)

       STOCK BASED COMPENSATION

       In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

        Under SFAS 148, the fair value of each option granted during the years ended December 31, 2003 and 2002 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of zero to five years, with an average risk-free interest rate of 4.75% to 5.00%, price volatility of 1.0 to 2.0 and no dividends.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
(Continued)

      Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net loss and loss per common share would have been as follows:

                                                    December 31,       December 31,
                                                        2003               2002
                                                   --------------     --------------
Net loss:
     As reported                                   $  (1,233,443)     $  (2,707,186)
                                                   --------------     --------------

     Add: Stock based employee compensation
          included in reported net income, net
          of related tax effects                              --             63,312

     Deduct: Total stock based employee
          compensation expense determined
          under fair value method, net of
          related tax effects                                 --             76,761
                                                   --------------     --------------

     Proforma                                      $  (1,233,443)     $  (2,720,635)
                                                   ==============     ==============

Basic and diluted net loss per share:
     As reported                                   $       (0.04)     $       (0.11)
                                                   ==============     ==============

     Proforma                                      $       (0.04)     $       (0.11)
                                                   ==============     ==============

       ADVERTISING COSTS

       The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2003 and 2002, were approximately $2,707 and $17,875, respectively.

       CAPITALIZED SOFTWARE

       Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"),"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the years ended December 31, 2003 and 2002 was approximately $310,000 and $282,000, respectively. Research and development costs expensed for the years ended December 31, 2003 and 2002 were approximately $458,000 and $451,000, respectively.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
(Continued)

       CONCENTRATIONS OF MAJOR CUSTOMERS

       Sales to four customers represented 100% of revenues during the years ended December 31, 2003 and 2002. These customers represented 100% of accounts receivable at December 31, 2003 and 2002, respectively.

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

       NET LOSS PER SHARE

       Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2003 and 2002, options and warrants to purchase 8,764,043 and 5,623,500 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

       OTHER COMPREHENSIVE INCOME

       For the years ended December 31, 2003 and 2002, the Company had no items that were required to be recognized as components of other comprehensive income.

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

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
(Continued)

       RECENT ACCOUNTING STANDARDS

       In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

       In April 2003, FASB issued Statement No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

       In May 2003, the FASB issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 146"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements.

       In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

       RESTATEMENT

       The presentation of deferred compensation has been restated as additional paid in capital based upon provisions of the stock option agreement. This change in presentation results in no change in net income or earnings per share for 2002 or 2003.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

       Property and equipment consists of the following at December 31:

                                                       2003             2002
                                                   ------------     ------------

                Computer hardware                  $   127,818      $   340,863
                Office furniture and equipment          32,663           72,994
                                                   ------------     ------------

                                                       160,481          413,857

                Less: accumulated depreciation        (102,831)        (378,829)
                                                   ------------     ------------

                                                   $    57,650      $    35,028
                                                   ============     ============

NOTE 3 - CAPITALIZED SOFTWARE
-----------------------------

       Capitalized software consists of the following at December 31:

                                                       2003             2002
                                                   ------------     ------------

                Computer software                  $ 1,970,638      $ 1,410,307
                Less: accumulated amortization      (1,047,312)        (753,666)
                                                   ------------     ------------

                                                   $   923,326      $   656,641
                                                   ============     ============

NOTE 4 - ACCRUED EXPENSES
-------------------------

       Accrued expenses consists of the following at December 31:

                                                       2003             2002
                                                   ------------     ------------

               Accrued payroll                     $    49,909      $   106,283
               Accrued interest                             --           44,564
               Accrued severance                            --          231,250
               Accrued other                           122,814           28,869
                                                   ------------     ------------

                                                   $   172,723      $   410,966
                                                   ============     ============

NOTE 5 - NOTES PAYABLE
----------------------

       During the year ended December 31, 2002, the Company issued a $60,000 convertible note payable which is convertible into the Company's common stock at the Company's discretion. The conversion rate of the note is based on the lower of $0.25 per share or the 10-day weighted average stock price immediately before conversion. The note holder retains the right to convert the note into stock, if the note is prepaid. The note is senior debt and bears an interest rate of 18% per annum and matured on January 5, 2003. During the year ended December 31, 2003, the Company issued 250,000 shares of the Company's common stock for the conversion of all outstanding principal and interest under the note.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

       OPERATING LEASES

       During 2002 the Company signed a lease for its office facilities under a non-cancelable operating lease through February 2005. The lease calls for monthly payments of approximately $2,970.

       CAPITAL LEASE

       The Company leased computer equipment under capital lease agreements, with an imputed interest rate of 13.97%, due in monthly installments of approximately $700 through April 2003.

       During each of the years ended December 31, 2003 and 2002, the Company recorded amortization expense on leased equipment of approximately $2,300.

       At December 31, 2003, the annual future minimum lease payments under operating leases are as follows:

                                                            Operating
                                                              Leases
                                                          -------------
                  2004                                    $     40,170
                  2005                                           6,750
                                                          -------------
                  Total minimum lease payments            $     46,920
                                                          =============

       Rental expense for office facilities for the years ended December 31, 2003 and 2002 totaled approximately $35,000 and $54,000, respectively.

       EMPLOYMENT AGREEMENTS

       During July 2001, the Company entered into a two year employment agreement with the Chief Operating Officer and Chief Financial Officer (the "COO and CFO"), both titles belonging to one individual. The agreement provides for a base annual salary of $125,000, and a cash bonus of $30,000 for the first $2,000,000 of capital investments placed with the Company after the signing of the employment agreement. The agreement also provides for a payment of 10% for each software licensing agreement the Company signs with specified companies, up to $25,000 per agreement. The employment agreement also provides for the Company to issue this officer 1,000,000 options at an exercise price of $0.25 per share exercisable for 5 years, of which 50% vest immediately and 50% vest one year from the start of the employment agreement. In September 2002 the employment agreement was amended as the CFO/COO assumed the CEO role. Terms of the agreement were modified to increase the executive's base annual salary to $150,000, provide for an incentive of a 10% stock bonus for each share issued under financing that the executive was responsible for during the fourth quarter of 2002 and a portion of the executive's options to purchase 615,000 shares of common stock were repriced from $0.50 to $0.25 a share. In addition, the executive was granted an option to purchase 600,000 shares of common stock at $0.25 per share which are all vested at December 31, 2002. This agreement was terminated and replaced by an agreement dated October 6, 2003, effective July 1, 2003.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------

       In October 2003, the Company entered into a two-year employment agreement with the Chief Executive Officer and Chief Financial Officer ("CEO and CFO" both titles belonging to one individual). The agreement provides for an annual base salary of $200,000, of which $35,000 is deferred until the Company reaches two consecutive cash flow profitable quarters, as described in the employment agreement. In addition, the CEO and CFO is to receive a bonus of 5% of net profit generated by new products for which the Company receives regulatory approval, not to exceed $250,000 per year. This bonus agreement ceases with termination of employment. The agreement also provides for the Company to issue non-compensatory options to purchase 700,000 shares at $0.62 per share. The options vest July 1, 2005 and are exercisable for five years regardless of the CEO and CFO's status with the Company. In addition, the employment agreement contains an anti-dilution provision for certain cases.

       On September 1, 2003 the Company entered into a one year employment agreement with an individual to serve as President and General Counsel for the Company. Terms of the agreement provide for an annual base salary of $120,000 and a bonus of $20,000 provided certain financial milestones are met. In addition the agreement provides for the Company to issue non-compensatory options to purchase 100,000 shares of the Company's common stock for $0.66 per share. The options vest ratably over a five years from the date of grant.

       During September 2001, the Company entered into a month-to-month agreement with an interim Chief Executive Officer (the "CEO") where the Company would pay consulting fees in the amount of $12,500 per month until a more permanent arrangement was made. On January 1, 2002, the Company entered into a two year employment agreement with this individual. The new agreement provided for a base annual salary of $150,000, which will be increased to $200,000 thirty days after the Company has placed $2,000,000 in financial institutions. The agreement provides the CEO a cash bonus equal to 3% of any investment capital the CEO obtains for the Company. The agreement also provides for the Company to issue the CEO options in the amounts of: 200,000 at an exercise price of $0.50 on January 1, 2002; 200,000 at an exercise price of $1.50 on January 1, 2002; and 400,000 at an exercise price of $1.50 upon the date when the Company's stock trades over $5.00 for thirty consecutive days. In September 2002 the Company terminated its agreement with the CEO and negotiated a severance agreement whereby the Company agreed to pay the former CEO's salary through the end of 2003. In addition, the Company agreed to reimburse the former CEO for certain expenses incurred as CEO. The total amount agreed to was $231,250 and is included in accrued liabilities as of December 31, 2002. This amount was paid off during 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

       NOTE PAYABLE TO STOCKHOLDER AND AFFILIATE

       During the year ended December 31, 1999, the Company received advances of $475,000 in the form of notes payable from its then Chairman of the Board of Directors and his affiliated company. During the year ended December 31, 1999, $300,000 of this amount was converted into 100,000 shares of common stock. The notes payable are unsecured, due on

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)
-----------------------------------

       demand and provide for interest at a fixed rate of 12% per annum. The principal balance outstanding was $85,000 as of December 31, 2002, and total interest expense incurred by the Company on these related party notes payable for the year ended December 31, 2002 was approximately $12,000. In 2002, the Company negotiated an agreement with the note holder whereby all interest was forgiven. Accordingly the Company has not accrued interest on the note in 2002 and has recognized debt forgiveness income of approximately $29,000 (Note 10). In July 2003, the note was paid in full along with $1,900 in accrued interest.

       NOTE PAYABLE - LICENSING AGREEMENT

       During 1997, the Company entered into a settlement agreement with a vendor whereby the Company issued a $150,000 promissory note in exchange for the return of 385,000 shares of the Company's common stock. The promissory note is unsecured and bears interest at a fixed rate of 10%. Principal and interest are due in quarterly installments equal to 10% of the Company's net gaming revenue, as defined in the promissory note. All remaining principal and accrued interest was due in September 1998. The note was not repaid upon maturity and as of December 31, 2002, had a balance of $116,090 and accrued interest of approximately $40,100, respectively. As of September 30, 2003, the note was subject to the Statute of Limitations. As of December 31, 2003 the Company determined that the amount would not be collected by the former vendor, due to the statute of limitations expiring, and accordingly reversed the remaining balance and accrued interest. These amounts are included in other income in the accompanying consolidated statement of operations (Note 10).

NOTE 8 - SHAREHOLDERS' EQUITY
-----------------------------

       STOCK, OPTIONS AND WARRANTS ISSUED FOR SERVICES

       During the year ended December 31, 2000, the Company issued warrants to purchase 37,500 shares of its common stock as consideration for services provided in connection with execution of a software licensing agreement. All of the warrants are immediately exercisable and expire five years from the date of issuance. The warrants have been valued at $42,359 and have been recorded as an increase to additional paid-in capital and consulting fees. These warrants remain unexercised as of December 31, 2003.

       During the year ended December 31, 2001, the Company granted stock options to acquire 1,900,000 shares of common stock to its investment banker as compensation for services rendered. These options were fully vested and exercised immediately. Proceeds from the exercise amounted to $114,500, net of issuance costs of $15,000. The Company held subscriptions receivable of $345,500 at December 31, 2001 in connection with the exercise of these options. During 2002 year the Company received $316,500 of these subscriptions.

       During the year ended December 31, 2002, the Company issued 2,052,191 shares, as a result of the direct issuance of shares and the exercise of options, as consideration for services provided in connection with the placement and execution of private placements to

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

       fund current year operations, consultation for providing strategic relationships and other consulting services. The Company recorded an expense of $375,620, for these transactions and held a subscription receivable in the amount of $37,500 for the balance as of December 31, 2002. As of December 31, 2003 this amount is $37,000.

       During the year ended December 31, 2002, the Company issued 115,400 shares to satisfy certain accounts payable valued at approximately $45,000 and recorded debt forgiveness of $16,150.

       During the year ended December 31, 2003, the Company issued 3,765,000 warrants in conjunction with financing arrangements entered into during 2002 and 2003. All of the warrants are immediately exercisable and expire within five years from the date of issuance. The warrants were issued at exercise prices that exceed the stock's market value at the time of grant.

       During the year ended December 31, 2003, the Company issued 2,086,316 options to acquire the Company's common stock to various consultants, a former employee and investment bankers as compensation for services performed. These options were fully vested and were exercised. Proceeds from the exercise of these options amounted to $584,122.

       STOCK ISSUED FOR CASH

       During the year ended December 31, 2002, the Company issued 5,808,286 shares of its common stock in exchange for cash and a subscription receivable, pursuant to five private placements executed during the year. Cash proceeds from the private placements, net of issuance costs, amounted to approximately $1,408,500 and have been used to fund current operations. At December 31, 2002 the Company held a subscription receivable of $125,000 from one individual, which was paid during January 2003. In connection with the private placements the Company issued 224,000 shares of common stock to its investment bankers as compensation for services rendered.

       During the year ended December 31, 2003, the Company issued 657,895 shares of its common stock in exchange for $250,000 in a private placement agreement. There were no issuance costs associated with this transaction.

       During the year ended December 31, 2003, the Company issued 120 units of Series A convertible preferred stock (each unit consisting of 25 shares of Series A convertible preferred stock and warrants to purchase 35,000 shares of common stock) pursuant to a private placement completed in July 2003. Cash proceeds from the private placement, net of issuance costs amounted to approximately $2,304,000. Because the conversion price ($0.38 per share) was below the trading price ($0.78 per share) on the day the financing closed and because the shares were immediately convertible the Company fully amortized the beneficial conversion element upon closing of the private placement. As a result the Company recorded a beneficial conversion of approximately $2,304,000.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)
-----------------------------

       During December 2003, the Company completed a private placement that raised approximately $1,375,000, net of issuance costs. The private placement was Units, each consisting of 100 shares of Series B convertible preferred stock and warrants to purchase 35,714 shares of common stock at a price of $0.70 per share. As of December 31, 2003 the preferred shares were not issued.

       STOCK ISSUED UPON CONVERSION OF NOTES PAYABLE

       During the year ended December 31, 2002, the Company issued 313,000 shares of common stock relative to the conversion of convertible notes payable, and exercised warrant rights in the amount of $85,650.

       ADJUSTMENT FOR OPTION AWARDS

       During the year ended December 31, 2002, the Company reduced the exercise price of 615,000 options to purchase common stock, previously issued to the CEO. Under APB No. 25 the intrinsic value of the option has been changed which has triggered variable accounting for these options. The provisions of APB No. 25 require the Company to reevaluate the amount of compensation at the end of each quarter or reporting period. For the year ended December 31, 2003 the difference between the exercise price and the fair market value of the Company's common stock has increased by $0.20 per share. Accordingly, the Company has recorded compensation for the year of $123,000 in the accompanying consolidated financial statements. (See Note 1).

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

       The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25, SFAS 148, which amended SFAS 123, and related interpretations. Accordingly, compensation costs of approximately $0 and $107,000 have been recognized for nonqualified options for the years ended December 31, 2003 and 2002, respectively.

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 8 - SHAREHOLDERS'  EQUITY (Continued)
------------------------------

       A summary of the activity of the stock options for the years ended December 31, 2003 and 2002 is as follows:

                                                  Year ended                          Year ended
                                               December 31, 2003                   December 31, 2002
                                        -------------------------------     -------------------------------
                                                            Weighted                            Weighted
                                                            Average                             Average
                                                            Exercise                            Exercise
                                            Shares            Price            Shares             Price
                                        -------------------------------     -------------------------------
      Outstanding at beginning
         of period                         7,424,600      $       0.27         5,848,200      $       0.28
      Granted                              1,700,000              0.45         2,375,400              0.29
      Cancelled                                   --                --           (16,000)             0.10
      Exercised                           (1,250,000)             0.22          (568,000)             0.23
      Expired                               (321,000)             0.55          (215,000)             0.34
                                        -------------     -------------     -------------     -------------

      Outstanding at end of period         7,553,600      $       0.32         7,424,600      $       0.27
                                        =============     =============     =============     =============

      Exercisable at end of period         6,603,600      $       0.32         7,424,600      $       0.27
                                        =============     =============     =============     =============

      Weighted-average fair value of
         options granted during the
         period                                           $       0.45                        $       0.29
                                                          =============                       =============

      Weighted-average remaining
         contractual life of options
         outstanding at end of period                        2.7 years                           3.2 years
                                                          =============                       =============

      The following table summarizes information about stock options outstanding as of December 31, 2003:

        Range of            Number          Weighted-average     Weighted-average       Number           Weighted-average
        Exercise         Outstanding,           Remaining            Exercise         Exercisable,           Exercise
         Prices          end of period      Contractual Life           Price          end of period            Price
      -------------    -----------------    -----------------    ----------------    ----------------    ----------------
       $0.11-0.25          5,703,600            2.5 years             $0.22             5,703,600             $0.22
        0.32-0.66          1,650,000            3.6 years              0.56               700,000              0.49
        1.00-1.00            200,000            3.1 years              1.00               200,000              1.00
      -------------    -----------------    -----------------    ----------------    ----------------    ----------------
       $0.11-1.00          7,553,600            2.7 years              0.32             6,603,600             $0.32
      =============    =================    =================    ================    ================    ================

       The following table summarizes information about stock purchase warrants outstanding as of December 31, 2003.

          Range of        Number of       Weighted-average     Weighted-average
          Exercise        Warrants            Remaining           Exercise
           Prices        Outstanding      Contractual Life          Price
       --------------    ------------     ----------------     ----------------
       $ 0.22 - 0.38       2,099,443           3.2 years         $       0.32
         0.40 - 0.75       2,065,000           4.4 years                 0.57
         2.00 - 5.00         150,000           0.3 years                 4.40
       --------------    ------------     ----------------     ----------------

       $ 0.22 - 5.00       4,314,443           3.6 years         $       0.58
       ==============    ============     ================     ================

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 9 - INCOME TAXES
---------------------

       Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

      The tax effect of temporary differences consisted of the following as of December 31:

                                                                   2003             2002
                                                               ------------     ------------
      Deferred tax assets:
         Net operating loss carryforwards                      $ 6,394,000      $ 5,391,000
         Compensation items                                        909,000        1,132,000
         Startup costs capitalized for income tax purposes              --           75,000
         Other                                                          --            7,000
                                                               ------------     ------------
            Gross deferred tax assets                            7,303,000        6,605,000

            Deferred tax liabilities                              (206,000)              --
                                                               ------------     ------------

            Less valuation allowance                            (7,097,000)      (6,605,000)
                                                               ------------     ------------

                                                               $        --      $        --
                                                               ============     ============

       Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $492,000 from 2002.

       As of December 31, 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $15,661,000 expire through 2023. State net operating loss carryforwards totaling approximately $15,649,000 expire through 2013. Under federal and California law the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

       A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                    2003               2002
                                               ---------------   ---------------

      Income tax benefit at statutory rate     $      435,000    $      948,000
      Change in valuation allowance                  (492,000)       (1,164,000)
      Nondeductible expenses                          (10,000)           (1,000)
      State income taxes, net                          72,000           158,000
      Other                                            (8,343)           55,444
                                               ---------------   ---------------

                                               $       (3,343)   $       (3,556)
                                               ===============   ===============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 10 - OTHER INCOME
----------------------

       During the year ended December 31, 2003 and 2002, the Company recognized approximately $162,700 and approximately 128,000, respectively, of income through the forgiveness of a note payable and the forgiveness of interest upon the recognition of the Statute of Limitations with regards to a licensing agreement described in Note 7.

                                                    VIRTGAME CORP.
                                            EXHIBIT INDEX TO ANNUAL REPORT
                                                    ON FORM 10-KSB
                                         FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM
 NO.        DESCRIPTION                                                         METHOD OF FILING
----        ----------------------------------------------   --------------------------------------------------------
3.1         Certificate of Incorporation, as amended on      Incorporated by reference to Exhibit 3.1 to the
            June 20, 1996 and January 21, 1997.              Registrant's Registration Statement on 10-SB dated
                                                             August 3, 1998.

3.2         Amended and Restated Bylaws.                     Incorporated by reference to Exhibit 3.2 to the
                                                             Registrant's Registration Statement on 10-SB dated
                                                             August 3, 1998.

3.3         Certificate of Amendment dated October 26,       Incorporated by reference to Exhibit 3.3 to the
            1998 to Certificate of Incorporation.            Registrant's Registration Statement on 10-SB/A dated
                                                             December 21, 1998.

3.4         Certificate of Amendment dated August 25, 1999   Incorporated by reference to Exhibit 3.6 to Registration
            to Certificate of Incorporation.                 Statement on Form SB-2 filed on September 26, 2003.

3.5         Certificate of Amendment dated January 28,       Incorporated by reference to an exhibit to the
            2002 to Certificate of Incorporation.            Registrant's Definitive Information Statement dated
                                                             January 28, 2002.

3.6         Certificate of Designations of Series A          Incorporated by reference to Exhibit 3.8 to Registration
            Preferred Stock.                                 Statement on Form SB-2 filed on September 26, 2003.

3.7         Certificate of Designations of Series B          Incorporated by reference to Exhibit 3.9 to Pre-Effective
            Preferred Stock.                                 Amendment No. 1 to Registration Statement filed on
                                                             January 12, 2004

10.1        Software Development, Service and License        Incorporated by reference to Exhibit 10.9 to the
            Agreement dated January 20, 2000 between the     Registrant's Annual Report on Form 10-KSB for the fiscal
            Registrant and Coast Hotels and Casinos, Inc.    year ended December 31, 1999.

10.2        Agreement dated August 15, 2001 between the      Incorporated by reference to Exhibit 10.2 to Registration
            Registrant and Codere LLC.                       Statement on Form SB-2 filed on September 26, 2003.

10.3*       Employment Agreement dated January 1, 2002       Incorporated by reference to Exhibit 10.14 to the
            between the Registrant and Scott A. Walker.      Registrant's Annual Report on Form 10-KSB for the fiscal
                                                             year ended December 31, 2001

10.4*       VirtGame Corp. 2002 Stock Option and Grant       Incorporated by reference to Exhibit 10.1 to the
            Plan.                                            Registrant's Registration Statement on Form S-8 dated
                                                             February 8, 2002.

10.5        Exclusive Distributorship Agreement dated July   Incorporated by reference to Exhibit 10.6 to Registration
            1, 2002 between the Registrant and Las Vegas     Statement on Form SB-2 filed on September 26, 2003.
            Dissemination Company, Inc.

10.6        Financial Advisory Agreement dated January 2,    Incorporated by reference to Exhibit 10.15 to the
            2003 between the Registrant and Lighthouse       Registrant's Annual Report on Form 10-KSB for the fiscal
            Financial Group, LLC.                            year ended December 31, 2002.





10.7        Co-Placement Agent Agreement dated March 31,     Incorporated by reference to Exhibit 10.16 to the
            2003 between the Registrant and Lighthouse       Registrant's Annual Report on Form 10-KSB for the fiscal
            Financial Group, LLC and  Keane Securities       year ended December 31, 2002.
            Co., Inc. and McMahan  Securities Co. L.P.

10.8        Placement Agent Agreement dated October 28,      Incorporated by reference to Exhibit 10.9 to
            2003 between the Registrant and McMahan          Pre-Effective Amendment No. 1 filed on January 12, 2004
            Securities Co. L.P., as amended.

10.9*       Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.1 to the
            and Bruce Merati dated October 6, 2003.          Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2003.

10.10*      Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.2 to the
            and Glenn E. Wichinski dated September 1, 2003.  Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2003.

21          List of Subsidiaries.                            Incorporated by reference to Exhibit 21.1 to Registration
                                                             Statement on Form SB-2 filed on September 26, 2003

23          Consent of PKF.                                  Filed herewith.

31.1        Certification of Chief Executive Officer         Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

31.2        Certification of Chief Executive Officer         Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32          Certification of Chief Executive Officer and     Filed herewith.
            Chief Financial Officer pursuant to 18 U.S.C.
            ss.1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.

------------------------
* Indicates a management contract or compensatory plan or arrangement.

                                                         E-2