Form 10QSB
period 2004-03-31
VIRTGAME COM CORP
filed 2004-05-18
CIK 1040022

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                                 --------------
                 (Name of Small Business Issuer in its charter)



           Delaware                                      33-0716247
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




        6969 Corte Santa Fe, # A
          San Diego, California                           92121
----------------------------------------          ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 858-373-5001

                                 Not Applicable
                                 --------------
                                  (former name)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value issuable and outstanding as of March 31, 2004 was 32,255,250 Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004



                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

            o    Consolidated Balance Sheets as of March 31, 2004
                 (unaudited) and December 31, 2003                             3

            o    Consolidated Statements of Operations (unaudited) for
                 three months ended March 31, 2004                             5

            o    Consolidated Statements of Cash Flows (unaudited)
                 for three months ended March 31, 2004                         6

            o    Notes to Consolidated Financial Statements (unaudited)        7


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations   10

        ITEM 3.  Controls And Procedures                                      11

PART II - OTHER INFORMATION                                                   14

         ITEM 2.  Changes in Securities                                       14

         ITEM 6.  Exhibits and Reports on Form 8-K.                           14

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 and DECEMBER 31, 2003


                                    ASSETS
                                    ------
                                                      March 31,     December 31,
                                                        2004           2003
                                                    (Unaudited)
                                                    -----------     -----------
Current assets:

     Cash and cash equivalents                      $2,075,478      $2,629,219
     Accounts receivable, net of allowances            481,740         161,808
     Prepaid expenses and other current assets          76,702          47,227
                                                    -----------     -----------
     Total current assets                            2,633,920       2,838,254
                                                    -----------     -----------

Noncurrent assets:
     Deposits                                            4,294           6,379
     Property and equipment, net                        99,320          57,650
     Capitalized software, net                       1,140,433         923,326
                                                    -----------     -----------
     Total noncurrent assets                         1,244,047         987,355
                                                    -----------     -----------


     Total assets                                   $3,877,967      $3,825,609
                                                    ===========     ===========


                                                VIRTGAME CORP.
                                                AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                     MARCH 31, 2004 and DECEMBER 31, 2003


                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                                     -------------------------------------
                                                                           March 31,        December 31,
                                                                             2004              2003
                                                                         (Unaudited)
                                                                        -------------      -------------
Current liabilities:

      Accounts payable                                                  $    377,965       $    168,468

      Accrued expenses                                                        86,951            172,723
                                                                        -------------      -------------
      Total current liabilities                                              464,916            341,191
                                                                        -------------      -------------

Shareholders' equity:
      Preferred stock, $.0001 par value, 10,000,000
         shares authorized,
         Series A, 2,615 and 3,000 shares issued and outstanding in                1                  1
         2004 and 2003, respectively;
         Series B, 1,705 shares issued and outstanding in 2004
           and 2003                                                               --                 --

      Common stock, $.00001 par value; 100,000,000
         shares authorized; 31,298,19 and 30,130,044
         shares issued and outstanding in 2004 and 2003,
         respectively; 957,055 and 1,087,055 issuable
         in 2004 and 2003, respectively                                          323                312
      Additional paid-in capital                                          26,764,672         26,841,283
      Receivable from exercise of options                                    (66,000)           (66,000)
      Accumulated deficit                                                (23,285,945)       (23,291,178)
                                                                        -------------      -------------

      Total shareholders' equity                                           3,413,051          3,484,418
                                                                        -------------      -------------


      Total liabilities and shareholders' equity                        $  3,877,967       $  3,825,609
                                                                        =============      =============


                                           VIRTGAME CORP.
                                           AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the three months ended March 31, 2004 and 2003


                                                                  Three months ended March 31,
                                                                     2004              2003
                                                                 ------------      ------------
Revenue:                                                         $   500,690       $   274,058

Operating expenses (income):
     Salaries and payroll expenses                                    99,386            61,929
     Research and development                                        145,898           110,357
     Variable award stock-based compensation                         (86,100)          (92,250)
     Other operating expenses                                        310,321           366,198
                                                                 ------------      ------------
     Total expenses from operations                                  469,505           446,234
                                                                 ------------      ------------
        Income (Loss) from operations before financial
           expense and income taxes                                   31,185          (172,176)

Financial income (expense):
     Interest income                                                   4,090                --
     Other income                                                         --                --
     Interest expense                                                (25,225)           (7,164)
                                                                 ------------      ------------
     Total financial expense                                         (21,135)           (7,164)
                                                                 ------------      ------------
        Income (Loss) from operations before income taxes             10,050          (179,340)

Income tax expense                                                    (4,817)           (1,148)
                                                                 ------------      ------------
        Net income (loss)                                        $     5,233       $  (180,488)
                                                                 ============      ============
Basic and diluted net income (loss) per share                    $      0.00       $     (0.01)
                                                                 ============      ============

Shares used to compute basic and diluted net loss per share       31,361,835        28,411,706
                                                                 ============      ============


                                           VIRTGAME CORP.
                                           AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the three months ended March 31, 2004 and 2003



                                                                        Three months ended March 31,
                                                                           2004              2003
                                                                       ------------      ------------
Cash flows from operating activities:
     Net income (loss) from operations                                 $     5,233       $  (180,488)
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
           Depreciation and amortization                                   104,575            77,589
           Issuance of common stock, options and warrants
              for consulting fees and compensation                         (76,600)          (83,250)
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                 Accounts receivable                                      (319,932)         (146,566)
                 Prepaid expenses and other current assets                 (29,475)            3,037
                 Deposits                                                    2,085                --
              Increase in:
                 Accounts payable and accrued expenses                     123,725           148,045
                                                                       ------------      ------------
     Net cash flows used in operating activities                          (190,389)         (181,633)
                                                                       ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (47,612)           (6,829)
     Capitalization of software development cost                          (315,740)          (23,591)
                                                                       ------------      ------------
     Net cash flows used in investing activities                          (363,352)          (30,420)
                                                                       ------------      ------------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                             --           100,000
     Receipt of option exercise receivable                                      --            68,501
     Principal payments under capital lease                                     --            (1,970)
                                                                       ------------      ------------
     Net cash flows provided by financing activities                            --           166,531
                                                                       ------------      ------------

Net (decrease) in cash                                                    (553,741)          (45,522)

Cash at beginning of period                                              2,629,219            60,343
                                                                       ------------      ------------

Cash at end of period                                                  $ 2,075,478       $    14,821
                                                                       ============      ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

         These consolidated financial statements of VirtGame Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2003. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Private Placement
-----------------

         During December 2002 to April 2003 we sold 1,000,000 shares of our common stock at $0.50 a share to two accredited investors for an aggregate purchase price of $500,000 in private placements pursuant to agreements that included anti-dilution provisions. During the third quarter of year 2003 additional 315,788 shares of common stock and warrants to purchase 700,000 shares of common stock, exercisable at $0.38 per share where issued to these two investors in accordance with these anti-dilution provisions..

         In July 2003 we completed a private placement offering of 120 units of our securities, at $25,000 per unit, resulting in total net proceeds of $2,304,214. Each unit consists of 25 shares of our Series A preferred stock and 35,000 common stock purchase warrants. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Each share of Series A preferred stock is convertible into shares of our common stock at a conversion price equal to $0.38 per share, or at a rate of one common share for each $0.38 of liquidation preference, subject to certain anti-dilution rights, including a downward adjustment in the conversion price in the event of our sale of any common shares over the 24 month period following the termination date of the offering at a price less than $0.33 per share. The warrants made part of the units will entitle their holders to purchase one share of our common stock, over a five-year period, at an exercise price of $0.38 per share.

         At March 31, 2004, of the 120 units of Series A preferred shares, holders of 15.4 units had converted 385 shares of Series A preferred shares to 1,031,151 shares of our common stock.

         Between November 2003 and December 2003, we sold a total of 17.05 units to 6 accredited investors in a private placement offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The offering price was $100,000 per unit, resulting in total gross proceeds of $1,705,000. Each unit consisted of 100 shares of our Series B convertible preferred stock and warrants to purchase 35,714 shares of our common stock at a exercise price of $0.70 per share. The placement agent for the offering received commissions equal to 10% of the gross proceeds from the sale of the units, a warrant to purchase 243,571 shares of our common stock for $0.70 per share and a non-accountable expense allowance of $120,000.


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

Capitalized Software
--------------------

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended March 31, 2004 and 2003 was $98,634and $70,293 respectively. Research and development costs expensed for the quarters ended March 31, 2004 and 2003 were $145,898 and $109,534 respectively.

Income (Loss) per common share
------------------------------

         Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

         The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending March 31, 2004 and 2003 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

         If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending March 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

         Three Months Ending March 31,                       2004         2003
         Net profit (loss):
                                          As reported       $5,233    ($180,488)
                                          Pro forma         $5,233    ($180,488)
         Income (Loss) per Share:
                                          As reported        $0.00       ($0.01)
                                          Pro forma          $0.00       ($0.01)


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

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. In October 2002, we received manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada. On April 7, 2004 we received a recommendation of approval by the state of Nevada Gaming Control Board for an unrestricted gaming license without time limitations as a manufacturer and distributor in the state. The recommendation was approved by the Nevada Gaming Commission on April 22, 2004.

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

Sales to one customer represented 94% of revenues and 100% of accounts receivable during the three months ended March 31, 2004.


Comparison of operations
------------------------

         Revenues from software application services were $500,690 for the three months March 31, 2004, compared to $274,085 for the three months ended March 31, 2003. The increase in revenues for the first three months of this year versus the prior year's first three months was due to new customers' initial software licensing fees.

         Operating expenses increased by five percent to $469,505 for the three months ended March 31, 2004 compared to $446,234 during the three months ended March 31, 2003. The increase in operating expenses was due to higher payroll and research and development expenses partially offset by lower other operating expenses.

         Interest expense increased to $25,225 for the three months ended March 31, 2004 from $7,164 for the three months ended March 31, 2003. The increase was due to the interest accrual for the Series B preferred stock issued in December 2003.

         Net income for the three months ended March 31, 2004 was $5,233 compared to net loss of $180,488 for the three months ended March 31, 2003.

Liquidity and Capital Resources
-------------------------------

         Our working capital as of March 31, 2004 was $2,169,004, a decrease of $328,059 compared to the working capital of $2,497,063 as of December 31, 2003. As of March 31, 2004 our shareholders' equity was $3,413,051, compared to shareholders' equity of $3,484,418 at December 31, 2003.

         Our plan of operations over the next 12 months includes the continued pursuit of our goal to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns. We believe that our working capital as of the date of this report will be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. However, we believe that we might need additional working capital during fiscal 2004 in order to fund our continued gaming software development and production of gaming equipment and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations.

Forward Looking Statements
--------------------------

         This Quarterly Report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this Quarterly Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks, uncertainties and assumptions described in our 2003 Annual Report on Form 10-KSB, including, without limitation, our recent commencement of commercial operations; the absence of commercial acceptance of our services and products by potential customers; the absence of meaningful revenues as of the date of this report; our present financial condition and the risks and the availability of additional capital as and when required;; the risks and uncertainties concerning technological changes and changes in laws and regulations affecting the gaming industry; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

ITEM 3. Controls and Procedures.
--------------------------------

         The Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits

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

                                                 VirtGame Corp.
                                                 (Registrant)

Date:     May 17, 2004                           /s/  BRUCE MERATI
                                                 -------------------------------
                                                 Bruce Merati
                                                 Chief Executive Officer and
                                                 Chief Financial Officer