Form 10QSB
period 2004-06-30
VIRTGAME COM CORP
filed 2004-08-16
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                 (Name of Small Business Issuer in its charter)

          Delaware                                      33-0716247
-------------------------------              -----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

        6969 Corte Santa Fe, # A
         San Diego, California                                    92121
---------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 858-373-5001
                                                            ------------

                                 Not Applicable
                                  (former name)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

The number of shares of common stock, $.00001 par value issuable and outstanding as of August 13, 2004 was 34,342,322 Transitional Small Business Disclosure Format (Check one): Yes|_| No |X| .

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2004

                                                                                                      Page
                                                                                                     Number
PART 1 - FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
            o    Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31,          3
                 2003

            o    Consolidated Statements of Operations (unaudited) for six months and three            5
                 months ended June 30, 2004 and 2003

            o    Consolidated Statements of Cash Flows (unaudited) for six months ended June           6
                 30, 2004 and 2003

            o    Notes to Consolidated Financial Statements (unaudited)                                7

        ITEM 2.  Management's Discussion and Analysis or Plan of Operations                            10

        ITEM 3.  Controls And Procedures                                                               13

PART II - OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K.                                                    14

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 and DECEMBER 31, 2003

                                     ASSETS
                                     ------

                                                                        June 30,
                                                                          2004       December 31,
                                                                       (Unaudited)      2003
                                                                       -----------   ------------
Current assets:
     Cash and cash equivalents                                          $1,350,983   $2,629,219
     Accounts receivable, net of allowances                                398,228      161,808
     Inventory                                                              96,207

     Prepaid expenses and other current assets                              65,354       47,227
                                                                        ----------   ----------
     Total current assets                                                1,910,772    2,838,254
                                                                        ----------   ----------

Noncurrent assets:
     Deposits                                                                4,294        6,379
     Long-term receivables                                                 350,355

     Property and equipment, net                                            85,696       57,650
     Capitalized software, net                                           1,257,526      923,326
                                                                        ----------   ----------
     Total noncurrent assets                                             1,697,871      987,355
                                                                        ----------   ----------

     Total assets                                                       $3,608,643   $3,825,609
                                                                        ==========   ==========

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 and DECEMBER 31, 2003

                  LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT
                  --------------------------------------------

                                                                          June 30,
                                                                            2004        December 31,
                                                                         (Unaudited)        2003
                                                                        ------------    ------------
 Current liabilities:
      Accounts payable                                                  $    316,217    $    168,468
      Accrued expenses                                                        62,920         172,723
                                                                        ------------    ------------
      Total current liabilities                                              379,137         341,191
                                                                        ------------    ------------

Noncurrent liabilities:
      Long-term payables                                                     140,142              --
                                                                        ------------    ------------
      Total noncurrent liabilities                                           140,142              --
                                                                        ------------    ------------
     Total liabilities                                                       519,279         341,191

 Shareholders' equity:
      Preferred stock, $.0001 par value, 10,000,000
         shares authorized,
         Series A, 2,127.5 and 3,000 shares issued and outstanding in
                                                                                   1               1
         2004 and 2003, respectively;
         Series B, 1,705 shares issued and outstanding

      Common stock, $.00001 par value; 100,000,000
         shares authorized; 33,641,583 and 30,130,044
         shares issued and outstanding in 2004 and 2003,
         respectively; 700,739 and 1,087,055 issuable
         in 2004 and 2003, respectively
                                                                                 343             312
      Additional paid-in capital                                          26,799,927      26,841,283
      Receivable from exercise of options                                   (154,000)        (66,000)
      Accumulated deficit                                                (23,556,907)    (23,291,178)
                                                                        ------------    ------------

      Total shareholders' equity                                           3,089,364       3,484,418
                                                                        ------------    ------------

      Total liabilities and shareholders' equity                        $  3,608,643    $  3,825,609
                                                                        ============    ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                            Six months ended June 30,      Three months ended June 30,
                                                               2004           2003           2004             2003
                                                          ------------    ------------    ------------    ------------
Revenue:                                                  $    787,483    $    324,800    $    286,793    $     50,742

Operating expenses (income):
     Salaries and payroll expenses                             199,177         123,811
                                                                                                99,791          61,883
     Research and development                                  284,107         223,606         138,209         113,248
     Variable award stock-based compensation                  (141,450)        (55,350)        123,000
                                                                                                                30,750
     Other operating expenses                                  662,715         506,257         352,394         140,059
                                                          ------------    ------------    ------------    ------------
     Total expenses from operations                          1,004,549         884,424         535,044         438,190
                                                          ------------    ------------    ------------    ------------
        Loss from operations before financial
           expense and income taxes                           (217,066)       (559,624)       (248,251)       (387,448)

Financial income (expense):
     Interest income                                            10,242               1           6,152               1

     Interest expense                                          (51,150)        (14,812)        (25,925)         (7,648)
                                                          ------------    ------------    ------------    ------------
     Total financial expense                                   (40,908)        (14,811)        (19,773)         (7,647)
                                                          ------------    ------------    ------------    ------------
               Loss from operations before income taxes       (257,974)       (574,435)       (268,024)       (395,095)


Income tax expense                                              (7,755)         (1,511)         (2,938)           (363)
                                                          ------------    ------------    ------------    ------------
        Net loss                                          $   (265,729)   $   (575,946)   $   (270,962)   $   (395,458)
                                                          ============    ============    ============    ============
Basic loss per share                                      $      (0.01)   $      (0.02)   $      (0.01)   $      (0.01)
                                                          ============    ============    ============    ============

Shares used to compute basic
     loss per share                                         33,377,715      29,655,792      33,433,910      29,708,755
                                                          ============    ============    ============    ============

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                         Six months ended June 30,
                                                                                           2004            2003
                                                                                        -----------    -----------
Cash flows from operating activities:
           Net loss                                                                     $  (265,729)   $  (575,946)
           Adjustments to reconcile net loss
             to net cash flows used in operating activities:
                Depreciation and amortization                                               224,306        154,754
                Issuance of common stock options and warrants
                   for consulting fees and compensation and adjustment to                  (129,325)       225,598
                variable options
                Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Accounts receivable                                                  (236,420)       (59,808)
                      Inventory                                                             (96,207)            --
                      Long-term receivable                                                 (350,355)            --
                      Prepaid expenses and other current assets                             (18,127)       (68,927)
                      Deposits                                                                2,085            615
                   Increase in:
                      Accounts payable and accrued expenses                                  37,946        111,749
                                                                                            140,142             --
                                                                                        -----------    -----------
           Net cash flows used in operating activities                                     (691,684)      (211,965)
                                                                                        -----------    -----------
Cash flows from investing activities:
           Purchase of property and equipment                                               (39,416)       (9,225)
           Capitalization of software development cost                                     (547,136)      (219,761)
                                                                                        -----------    -----------
           Net cash flows used in investing activities                                     (586,552)      (228,986)
                                                                                        -----------    -----------
Cash flows from financing activities:
           Net proceeds from the issuance of common stock                                        --        288,901
           Receipt of option exercise receivable                                                 --        125,000
           Principal payments under capital lease                                                --         (2,653)
                                                                                        -----------    -----------
           Net cash flows provided by (used in) financing activities                             --        411,248
                                                                                        -----------    -----------
Net (decrease) in cash and cash equivalents                                              (1,278,236)       (29,703)
Cash and cash equivalents at beginning of period                                          2,629,219         60,343
                                                                                        -----------    -----------
Cash and cash equivalents at end of period                                              $ 1,350,983    $    30,640
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
           Interest                                                                     $    51,150    $     1,815
                                                                                        ===========    ===========
           Taxes                                                                        $     7,755    $     1,511
                                                                                        ===========    ===========
Supplemental disclosure of noncash investing and financing activities:
           Retirement of debt and accounts payable for stock issued                     $        --    $     1,348

                                                                                        ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

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

Private Placement

      During December 2002 to April 2003 we sold 1,000,000 shares of our common stock at $0.50 a share to two accredited investors for an aggregate purchase price of $500,000 in private placements pursuant to agreements that included anti-dilution provisions. During the third quarter of year 2003 an additional 315,788 shares of common stock and warrants to purchase 700,000 shares of common stock, exercisable at $0.38 per share were issued to these two investors in accordance with these anti-dilution provisions.

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

      At June 30, 2004, of the 120 units of Series A preferred shares, holders of 34.9 units had converted 872.5 shares of Series A preferred shares to 2,296,039 shares of our common stock.

      Between November 2003 and December 2003, we sold a total of 17.05 units to 6 accredited investors in a private placement offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The offering price was $100,000 per unit, resulting in total gross proceeds of $1,705,000. Each unit consisted of 100 shares of our Series B convertible preferred stock and warrants to purchase 35,714 shares of our common stock at an exercise price of $0.70 per share. The placement agent for the offering received commissions equal to 10% of the gross proceeds from the sale of the units, a warrant to purchase 243,571 shares of our common stock for $0.70 per share and a non-accountable expense allowance of $120,000.

      During the quarter ending June 30, 2004, the Company received $2,625 from an option holder who exercised 10,500 common stock options at $0.25 per share. Also during the quarter the company received two notes receivable from two other option holders who exercised 800,000 common stock options at $0.11 per share. The Company received a total of $154,000 in two notes representing both the options exercised during the quarter plus a $66,000 receivable as of December 31, 2003 from one of the option holders. The $154,000 notes receivable as of June 30, 2004 and the $66,000 receivable as of December 31, 2003 are included in the shareholders' equity section of the balance sheet.

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

Revenue recognition

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

Capitalized Software

      Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the three months ended June 30, 2004 and 2003 was $114,302and $70,293 respectively. Research and development costs expensed for the three months ended June 30, 2004 and 2003 were $145,898 and $113,248 respectively.

Income (Loss) per common share

      Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of loss per common share because their inclusion would have an anti-dilutive effect.

      The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending June 30, 2004 and 2003 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

      If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending June 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

Six Months Ending June 30,                             2004           2003
Net loss:
                                     As reported      $265,729      $575,946
                                     Pro forma        $477,068      $575,946
Loss per Share:
                                     As reported         $0.01         $0.02
                                     Pro forma           $0.01         $0.02

Recent Accounting Standards

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

      We believe that because the Internet is not regulated on a jurisdictional basis by state and local regulatory bodies, it is not a suitable distribution channel for highly regulated gaming and lottery operators. We are taking a step-by-step approach to offer land-based casinos and lottery operators a legal solution for remote gaming within their own licensed jurisdiction. As the first step, we are deploying our open architecture gaming products within the casino floor. We then intend to introduce our proprietary and patented gaming distribution solution to extend the reach of the operator to their customers remotely. We have developed ways to create private networks from today's Internet infrastructures. Telecommunication companies have already spent a tremendous amount of capital on the World Wide Web. Our strategy is to capitalize on this sunk expense for the industry that spends billions of dollars building casinos to attract customers, and pays very little to expand its customer base. The states and governments are finding it difficult to stop the offshore Internet gaming companies. We believe that the only practical way to deal with the unlicensed Internet gaming operators is to allow the licensed and land-based casinos to compete online in a secured and regulated environment. This will also provide the opportunity for the states to tax this new source of gaming revenues.

      On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. In October 2002, we received manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada. During the quarter ending June 30, 2004 the Nevada Gaming Commission granted us an unrestricted gaming license without time limitations as a manufacturer and distributor.

      As a software development company, we do not operate Internet casinos, sportsbooks or lotteries. Instead we have developed software products that are currently in use by licensed and regulated casinos, sportsbooks and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sportsbooks and lottery operators in full compliance with applicable federal and state law. Since we do not accept wagers, we believe that existing U.S. and foreign gaming regulations are not applicable to us. However, as a participant in the gaming industry, the regulatory environment in this industry directly affects us, particularly as it relates to online casino gaming, sports wagering and lotteries.

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

      Sales to three casino customers represented 95% of our revenues during the six months ended June 30, 2004 and represented 100% of our accounts receivable as of June 30, 2004.

      During the six months ended June 30, 2004 we installed a proprietary sports book network called Sports Bet Xpress (SBX) in 24 Las Vegas bars and taverns with restricted gaming licenses following a preliminary lab and audit approval. SBX is a private network for sports account wagering from neighborhood bars and taverns into participating Nevada race and sports books. The installation of the SBX remote wagering kiosk network and its regulatory field audit was completed during the six months ended June 30, 2004. On August 12, 2004, we received recommendation of approval from the Nevada Gaming Control Board which is due to be reviewed and voted upon by the Nevada Gaming Commission on August 26, 2004.

      During the six months ended June 30, 2004, we produced twelve slot machines based on our proprietary open architecture server platform and for gaming lab approvals, demos and ultimately for resale. The cost of these machines represents the $96,207 inventory reflected on the balance sheet as of June 30, 2004. We submitted our server based machine platform to two gaming labs during the quarter ending June 30, 2004. We are not certain when, or if, we will obtain the gaming lab approvals for our server based gaming slot machines or whether we can secure enough gaming content to make these machines commercially viable.

      Currently, all our revenues are derived from software licensing and maintenance fees relating to our race and sports book products. Our licensing revenues are currently characterized by a low volume of sales with high fees relative to other software products. We do not operate the race and sports book operation of our casino customers. We install our race and sports book software on commodity servers and PC's owned by the casino operator, and earn maintenance fees by supporting our software element of the system while the casino operator is responsible for the hardware and network maintenance. The casino operator pays us monthly maintenance fees which are less than the initial licensing fees that we normally receive after the operator starts using our software to take live wagers. Our maintenance agreements are typically subject to renewal every five years for about 75% of the initial licensing fees due on renewal date. Until we have meaningful recurring revenues from our maintenance and support services, we will be relying on new software licensing contracts for generating most of our revenues.

Comparison of operations

      During the second quarter of 2004, we entered into two new contracts for our PrimeLine Race and Sports Book software. Revenues from software application services were $286,793 for the three months June 30, 2004 compared to $50,742 for the three months ended June 30, 2003. Revenues for the six months June 30, 2004, were $787,483 compared to $324,800 for the six months ended June 30, 2003.The increase in revenues for the three and six months ended June 30, 2004 versus the prior year's was due to higher new customers' initial software licensing fees.

      Operating expenses increased by 20% to $535,044 for the three months ended June 30, 2004 compared to $438,190 during the three months ended June 30, 2003. The increase in operating expenses was due to a $275,204 increase in payroll, research and development and other operating expenses incurred due to hiring of consultants to help with our new slot machine platform development and promoting the SBX remote wagering network partially offset by $178,350 decrease in variable award stock-based compensation. The variable award stock-based compensation was down due to our lower closing stock price at the end of the quarter compared to the previous year. For the six months ended June 30, 2004 operating expenses increased by 14% to $1,004,549 in 2004 from $884,424 in 2003 which was primarily due to higher consulting expenses incurred in developing our new slot platform and promoting the SBX wagering network. We expect operating expenses to increase further as we get regulatory and lab approvals and as we start marketing these products.

      Interest expense increased to $25,925 for the three months ended June 30, 2004 from $7,648 for the three months ended June 30, 2003. For the six months ended June 30, 2004 interest expense increased by $36,338 to $51,150. These increases are due to the interest payment for the Series B preferred stock issued in December 2003 which carries 6% annual interest.

      In summary, net loss for the three months ended June 30, 2004 was $270,962 compared to net loss of $395,458 for the three months ended June 30, 2003. The decrease in our net loss for the second quarter of 2004 was due to a 465% increase in revenue coupled with a 22% increase in operating expenses during the second quarter of 2004 compared to same period in 2003. For the six months ended June 30, 2004 net loss was $265,729 compared to $575,946 for the prior year's six months. The decrease in our net loss for the six months ended June 30, 2004, resulted from a 142% increase in revenue coupled with a 13.6% increase in operating expenses during the first six months of 2004 compared to same period in 2003.

Liquidity and Capital Resources

      Our working capital as of June 30, 2004 was $1,531,635, a decrease of $965,428 compared to the working capital of $2,497,063 as of December 31, 2003. The long term receivable amount of $350,355 as of June 30, 2004 is due to a new contract we signed during the first quarter of 2004, which is payable over five years. Associated with this long term receivable we have a long term payable of $140,142 as of June 30, 2004, which represents the liability element of what we will owe to a distributor upon our receipt of these receivable amounts.

      Our plan of operations over the next 12 months includes the continued pursuit of our goal to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns of the gaming industry. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and equivalents were $1,350,983 as of June 30, 2004, compared to cash and cash equivalents of $2,629,219 as of December 31, 2003. At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the second half of 2004 in order to meet our operating expenses beginning in 2005 and to fund our continued gaming software development and production of gaming equipment and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. We presently do not have any arrangements or understandings in place to raise additional capital through the sale of our securities, and there can be no assurance that we will able to raise additional capital on terms satisfactory to us. If we are unable to raise additional capital on satisfactory terms and on a timely basis, we will need to curtail our current level of operations, which will inhibit our ability to pursue our strategic and financial goals and will negatively affect or financial position and results of operations.

      As of June 30, 2004 our shareholders' equity was $3,089,364, compared to shareholders' equity of $3,484,418 at December 31, 2003.

Forward Looking Statements

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

ITEM 3. Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 8 full time employees, the effectiveness of our controls heavily depended on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

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

                                       VirtGame Corp.
                                       (Registrant)

Date:     August 13, 2004              /s/  BRUCE MERATI
                                       -----------------------------------
                                       Bruce Merati
                                       Chief Executive Officer and
                                       Chief Financial Officer