Form 10QSB
period 2004-09-30
VIRTGAME COM CORP
filed 2004-11-22
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                            6969 Corte Santa Fe, # A
                          San Diego, California, 92121
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (858) 373-5001
                           (Issuer's telephone number)

                                 Not Applicable
                                  (former name)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |X|  No | |

The number of shares of common stock, $.00001 par value outstanding as of November 22, 2004 was 33,968,646

Transitional Small Business Disclosure Format (Check one):       Yes | |  No |X|

                                 VIRTGAME CORP.

                        Table of contents for Form 10-QSB

                        Quarter Ended September 30, 2004



                                                                           Page
                                                                          Number
PART 1 - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

        o   Consolidated Balance Sheets as of September 30, 2004             2
            (unaudited) and December 31, 2003


        o   Consolidated Statements of Operations (unaudited)                4
            for nine months and three months ended
            September 30, 2004 and 2003

        o   Consolidated Statements of Cash Flows (unaudited)                5
            for nine months ended September 30, 2004 and 2003

        o   Notes to Consolidated Financial Statements (unaudited)           6


     ITEM 2.  Management's Discussion and Analysis or Plan of Operations     9


     ITEM 3.  Controls And Procedures                                        12


PART II - OTHER INFORMATION

     ITEM 6.  Exhibits                                                       13

                                VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 and DECEMBER 31, 2003


                                     ASSETS
                                                     September 30,    December 31,
                                                         2004            2003
                                                      (Unaudited)
                                                     -------------    ------------
Current assets:
     Cash and cash equivalents                       $   644,337      $  2,629,219
     Accounts receivable, net of allowances              261,800           161,808
     Inventory                                           100,484                 -
     Prepaid expenses and other current assets            42,011            47,227
                                                     ------------     ------------
     Total current assets                              1,048,632         2,838,254
                                                     ------------     ------------

Noncurrent assets:
     Deposits                                              4,294             6,379
     Property and equipment, net                          87,950            57,650
     Capitalized software, net                         1,349,311           923,326
                                                     ------------     ------------
     Total noncurrent assets                           1,441,555           987,355
                                                     ------------     ------------

     Total assets                                    $ 2,490,187      $  3,825,609
                                                     ===========      ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 and DECEMBER 31, 2003

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                          September 30,    December 31,
                                                                              2004             2003
                                                                           (Unaudited)
                                                                          -------------    ------------
Current liabilities:
  Accounts payable                                                        $     186,991    $    168,468

  Accrued expenses                                                              151,095         172,723
                                                                          -------------    ------------
  Total current liabilities                                                     338,086         341,191
                                                                          -------------    ------------
  Total liabilities                                                             338,086         341,191

Shareholders' equity:
  Preferred stock, $.0001 par value, 10,000,000
    shares authorized,
    Series A, 2,017.5 and 3,000 shares issued and outstanding in                      1               1
    2004 and 2003, respectively;
    Series B, 1,705 shares issued and outstanding                                     -               -
  Common stock, $.00001 par value; 100,000,000
    shares authorized; 33,931,054 and 29,214,254 shares issued and outstanding in 2004 and 2003, respectively;
    700,739 and 1,584,463 issuable in 2004 and 2003,
    respectively                                                                    346             312
  Additional paid-in capital                                                 26,824,524      26,841,283
  Receivable from exercise of options                                          (154,000)        (66,000)
  Accumulated deficit                                                       (24,518,769)    (23,291,178)
                                                                          -------------    ------------

  Total shareholders' equity                                                  2,152,101       3,484,418
                                                                          -------------    ------------

  Total liabilities and shareholders' equity                              $   2,490,187    $  3,825,609
                                                                          =============    ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         Nine months ended September 30,         Three months ended September 30,
                                                           2004                  2003                 2004                2003
                                                     -----------------    -----------------    -----------------    ----------------
Revenue:                                             $        289,100     $        472,475     $         43,575     $        147,675

Operating expenses (income):
     Salaries and payroll expenses                            328,947              207,635              129,771               83,824
     Research and development                                 447,005              336,040              162,897              112,434
     Variable award stock-based compensation                (116,850)              129,150               24,600               98,400
     Other operating expenses                                 786,816              817,251              340,885              310,994
                                                     -----------------    -----------------    -----------------    ----------------
     Total expenses from operations                         1,445,918            1,490,076              658,153              605,652
                                                     -----------------    -----------------    -----------------    ----------------
        Loss from operations before financial
           expense and income taxes                       (1,156,818)          (1,017,601)            (614,578)            (457,977)

Financial income (expense):
     Interest income                                           14,348                2,788                4,106                2,787
     Other income                                                   -              162,718                    -              162,718
     Interest expense                                        (76,725)             (14,812)             (25,575)                    -
                                                     -----------------    -----------------    -----------------    ----------------
     Total financial expense                                 (62,377)              150,694             (21,469)              165,505
                                                     -----------------    -----------------    -----------------    ----------------
        Loss from operations before income taxes          (1,219,195)            (866,907)            (636,047)            (292,472)

Income tax expense                                            (8,397)              (3,266)                (642)              (1,755)
                                                     -----------------    -----------------    -----------------    ----------------
        Net loss                                     $    (1,227,592)     $      (870,173)     $      (636,689)     $      (294,227)
                                                     =================    =================    =================    ================
Basic and diluted net loss per share                 $         (0.04)     $         (0.03)     $         (0.02)     $         (0.01)
                                                     =================    =================    =================    ================
Shares used to compute basic and diluted net
  loss per share                                          33,457,599           29,843,161           34,370,392           30,436,685
                                                     =================    =================    =================    ================

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                          Nine months ended September 30,
                                                                               2004             2003
                                                                          -------------     -------------
Cash flows from continuing operating activities:
  Net loss from continuing operations                                     $  (1,227,592)    $    (870,173)
  Adjustments to reconcile loss from continuing operations
    to net cash flows used in continuing operating activities:
        Extraordinary gain on forgiveness of debt                                     -          (162,718)
        Depreciation and amortization                                           356,744           240,046
        Issuance of common stock options and warrants
           for consulting fees and compensation                                (104,725)          345,998
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Accounts receivable                                                (99,992)         (164,733)
             Inventory                                                         (100,484)                -
             Long-term receivable                                                                       -
             Prepaid expenses and other current assets                            5,216           (49,927)
             Deposits                                                             2,085             3,420
           Increase (decrease) in:
             Accounts payable and accrued expenses                              (80,573)         (229,421)
             Long-term payable                                                   77,468                 -
                                                                          -------------     -------------
  Net cash flows used in continuing operating activities                     (1,171,852)         (887,508)
                                                                          -------------     -------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (47,715)          (16,848)
  Capitalization of software development cost                                  (767,399)         (359,905)
                                                                          -------------     -------------
  Net cash flows used in investing activities                                  (815,114)         (376,753)
                                                                          -------------     -------------
Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                      -           455,000
  Net proceeds from the issuance of preferred stock                                   -         2,304,214
  Receipt of subscription receivable                                                  -           125,000
  Payments on notes payable                                                           -          (145,000)
  Principal payments under capital lease                                              -            (2,653)
                                                                          -------------     -------------
  Net cash flows provided by financing activities                                     -         2,736,561
                                                                          -------------     -------------
Net increase (decrease) in cash and cash equivalents                         (1,984,882)        1,472,300
Cash at beginning of year                                                     2,629,219            60,343
                                                                          -------------     -------------
Cash at end of period                                                     $     644,337     $   1,532,643
                                                                          =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                $      51,150     $       3,758
                                                                          =============     =============
  Taxes                                                                   $       8,397     $       3,266
                                                                          =============     =============

Supplemental disclosure of noncash investing and financing activities:
  Retirement of debt and accounts payable for stock issued                $           -     $       1,348
                                                                          =============     =============

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

Restatement

         In reviewing the Company's financials in preparation of the September 30, 2004 10-QSB, new management has elected to reverse $481,740 of revenue recognized in the quarter ending March 31, 2004, and $60,217 of revenue recognized in the quarter ending June 30, 2004 with respect to a single contract. Certain payables and receivables attributed to this contract have also been adjusted. This change is not a reflection on the quality of the agreement as the Company is continuing to conduct business with this customer. This change has no impact on the cashflow projections of the company as payments are being made by the customer per the agreed contract terms. Amended versions of the Forms 10-QSB for the quarters ending March 31, 2004, and June 30, 2004, will be re-filed to reflect the changes to those previous filings. In conjunction with the effective implementation of the contract in question, the Company will begin recognizing revenue on the contract in the quarter ending December 31, 2004. The current quarter's filing reflects the necessary changes and the cumulative amounts presented incorporate the upcoming amendments to the March 31, 2004 and June 30, 2004 10-QSB filings. . Private Placement

         During December 2002 to April 2003 we sold 1,000,000 shares of our common stock at $0.50 a share to two accredited investors for an aggregate purchase price of $500,000 in private placements pursuant to agreements that included anti-dilution provisions. During the third quarter of year 2003 an additional 315,788 shares of common stock and warrants to purchase 700,000 shares of common stock, exercisable at $0.38 per share where issued to these two investors in accordance with these anti-dilution provisions.

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

         At September 30, 2004, of the 120 units of Series A preferred shares, holders of 34.9 units had converted 872.5 shares of Series A preferred shares to 2,296,039 shares of our common stock.

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

         During the quarter ending June 30, 2004, the Company received $2,625 from an option holder who exercised 10,500 common stock options at $0.25 per share. Also during the quarter ending June 30, 2004 the company received two notes receivable from two other option holders who exercised 800,000 common stock options at $0.11 per share. The Company received a total of $154,000 in two notes representing both the options exercised during the quarter ending June 30, 2004, plus a $66,000 receivable as of December 31, 2003 from one of the option holders. The $154,000 notes receivable as of September 30, 2004 and the $66,000 receivable as of December 31, 2003 are included in the shareholders' equity section of the balance sheet.

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

         In December 2003, the SEC staff issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 104 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended September 30, 2004 the Company recorded $25,000 in deferred revenues which is included within accrued expenses..

Capitalized Software

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the three months ended September 30, 2004 and 2003 was $126,393 and $80,892 respectively. Research and development costs expensed for the three months ended September 30, 2004 and 2003 were $162,897 and $112,434, respectively.

Income (Loss) per common share

         Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

         The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending September 30, 2004 and 2003 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

         If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending September 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:


Nine Months Ending September 30,                        2004           2003
Net loss:
                                  As reported        $1,227,592      $870,173
                                  Pro forma          $1,509,765      $575,946
Loss per Share:
                                  As reported             $0.04         $0.03
                                  Pro forma               $0.05         $0.02


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

         On July 1, 2004, we filed two provisional patent applications for "Method for Secure Generation of a Random Number in a Gaming System" and "Secure Server-Based Gaming Platform" with the United States Patent and Trademark Office. The first patent application covers a secure methodology for a random number generator (RNG) and involves generating a RNG sequence using a RNG algorithm and RNG seed within a secure gaming system. The second patent application provides a secure server-based gaming platform that ensures the integrity of a client-based gaming system with real-time auditing of game play, real-time monitoring of system integrity and a remote event system that provides real-time notification of all events originating on a client platform to a game server.

         On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. In October 2002, we received conditional manufacturer and distributor licenses from the Nevada Gaming Commission, which are limited for 18 months. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada. During the quarter ending June 30, 2004 the Nevada Gaming Commission granted us an unrestricted gaming license without time limitations as a manufacturer and distributor.

         As a software development company, we do not operate Internet casinos, sportsbooks or lotteries; instead we have developed software products that are currently in use by licensed and regulated casinos, sportsbooks and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sportsbooks and lottery operators in full compliance with applicable federal and state law. As a participant in the gaming industry, the regulatory environment in this industry directly affects us, particularly as it relates to online casino gaming, sports wagering and lotteries and, as a result we will not participate in this environment.

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

         Sales to two casino customers represented 73% of our revenues during the nine months ended September 30, 2004 and represented 83% of our accounts receivable as of September 30, 2004. We successfully implemented our Primeline product at Club CalNeva's Race and Sports Book. Interest in the Primeline product has been expressed by a number of other casinos during the quarter ending September 30, 2004.

         In the first half of 2004 we installed a proprietary sports book network called Sports Bet Xpress (SBX) in 24 Las Vegas bars and taverns with restricted gaming licenses following a preliminary lab and audit approval. SBX is a private network for sports account wagering from neighborhood bars and taverns into participating Nevada race and sports books. The installation of the SBX remote wagering kiosk network and its regulatory field audit was completed during the six months ended June 30, 2004. On August 12, 2004, we received recommendation of approval from the Nevada Gaming Control Board. On August 26, 2004 it was voted upon and approved by the Nevada Gaming Commission.

         During the nine months ended September 30, 2004, we produced twelve slot machines based on our proprietary open architecture server platform and for gaming lab approvals, demos and ultimately for resale. The cost of these machines represents the $100,484 inventory reflected on the balance sheet as of September 30, 2004. We submitted our server based machine platform to two gaming labs during the quarter ending June 30, 2004. We are not certain when, or if, we will obtain the gaming lab approvals for our server based gaming slot machines or whether we can secure enough gaming content to make these machines commercially viable.

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

         On August 18, the Board of Directors appointed Mark Newburg as its new Chief Executive Officer and President replacing Bruce Merati. Mr. Newburg will also serve as a member of the Board of Directors. Mr. Newburg brings to VirtGame more than 25 years of extensive domestic and international business experience encompassing gaming, computer hardware, software, telecommunications, banking, financial services, and consumer products.

Comparison of operations

         Revenues from software application services were $43,575 for the three months September 30, 2004 compared to $147,675 for the three months ended September 30, 2003. Revenues for the nine months September 30, 2004, were $289,100 compared to $472,475 for the nine months ended September 30, 2003.

         Operating expenses increased by 9% to $658,153 for the three months ended September 30, 2004 compared to $605,652 during the three months ended September 30, 2003. The increase in operating expenses was due to a $150,000 increase in payroll, research and development and other operating expenses incurred as a result of the phasing of management changes and establishing a more permanent Las Vegas office were partially offset by $73,800 decrease in variable award stock-based compensation. The variable award stock-based compensation was down due to our lower closing stock price at the end of the quarter compared to the previous year. For the nine months ended September 30, 2004 operating expenses decreased by 2% to $1,445,918 in 2004 from $1,490,076 in 2003. We expect operating expenses to increase driven by revenue generating initiatives as we obtain regulatory and lab approvals and increase our marketing efforts for these products.

         Interest expense increased to $25,575 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 interest expense increased by $61,913 to $76,725. These increases are due to the interest payment for the Series B preferred stock issued in December 2003 which carries 6% annual interest.

   In summary, net loss for the three months ended September 30, 2004 was $636,689 compared to net loss of $294,227 for the three months ended September 30, 2003. The increase in our net loss for the third quarter of 2004 was due to a 70% decrease in revenue coupled with a 9% increase in operating expenses during the third quarter of 2004 compared to same period in 2003. For the nine months ended September 30, 2004 net loss was $1,227,592 compared to $870,173 for the prior year's nine months. The increase in our net loss for the nine months ended September 30, 2004, was due to our inability to recognize revenue from a long term contract all up front - instead the revenue will be recognized over the term of the contract.

Liquidity and Capital Resources

         Our working capital as of September 30, 2004 was $710,546, a decrease of $1,786,517 compared to the working capital of $2,497,063 as of December 31, 2003. The change in working capital is attributable to a reduction in cash of approximately $2 million, and in increase in accounts receivable and inventory of approximately $200,000.

         Our plan of operations over the next 12 months includes the continued pursuit of our goal to position VirtGame as the leading provider of software applications and solutions to the regulated gaming and lottery industries by developing and integrating solutions to comply with the regulatory concerns of the gaming industry. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and equivalents were $644,337 as of September 30, 2004, compared to cash and cash equivalents of $2,629,219 as of December 31, 2003. At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the first quarter of 2005 in order to meet our operating expenses beginning in December 2004 and to fund our continued gaming software development and production of gaming equipment and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. We presently do not have any arrangements or understandings in place to raise additional capital through the sale of our securities, and there can be no assurance that we will able to raise additional capital on terms satisfactory to us. On November 16, 2004, we negotiated a short-term non-equity financing agreement with an un-affiliated party that will provide us 3-4 months of working capital. If we are then unable to raise additional capital on satisfactory terms and on a timely basis, we will need to curtail our current level of operations, which will inhibit our ability to pursue our strategic and financial goals and will negatively affect or financial position and results of operations.

         As of September 30, 2004 our shareholders' equity was $2,152,101, compared to shareholders' equity of $3,484,418 at December 31, 2003.

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

ITEM 3. Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Nonetheless, management is in the process of implementing policies and procedures to strengthen existing processes; i.e., the revenue recognition policy previously mentioned in this document. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 8 full time employees, the effectiveness of our controls heavily depended on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6. Exhibits

           10.1 Employment Agreement, dated August 11, 2004, between VirtGame Corp. and Mark Newburg (Filed electronically herewith)

           10.2 Employment Agreement, dated August 15, 2004, between VirtGame Corp. and Arnaldo Galassi (Filed electronically herewith)

           10.3 Employment Agreement, dated September 1, 2004, between VirtGame Corp. and Glenn E. Wichinsky (Filed electronically herewith)

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

                                       VirtGame Corp.
                                      (Registrant)

Date:     November 22, 2004            /s/  Mark R. Newburg
                                       ------------------------
                                       Mark R. Newburg
                                       Chief Executive Officer

                                       /s/ Arnaldo F. Galassi
                                       ------------------------
                                       Arnaldo F. Galassi
                                       Chief Financial Officer