Form 10QSB/A
period 2004-03-31
VIRTGAME COM CORP
filed 2004-12-01
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                                 --------------
                 (Name of Small Business Issuer in its charter)

                        Delaware                                               33-0716247
       -------------------------------------------           ------------------------------------------------
             (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)


                6969 Corte Santa Fe, # A
                  San Diego, California                                           92121
       -------------------------------------------           ------------------------------------------------
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

Transitional Small Business Disclosure Format (Check one): Yes |_|    No |X|

                                EXPLANATORY NOTE

      VirtGame Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, to reverse $481,740 of revenue recognized in the quarter ended March 31, 2004 and to make resulting adjustments to its financial statements. The adjustments relate to revenue previously recognized with respect to a single contract. The changes are not a reflection on the quality of the agreement as we are continuing to conduct business with this customer and expect to receive full payment in accordance with the agreed contract terms. In conjunction with the effective implementation of the contract in question, we will begin recognizing revenue on the contract in the quarter ended December 31, 2004. (See the disclosure under the heading "Restatement" in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)


      The Items in our Form 10-QSB for the quarter ended March 31, 2004 that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

      The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 in the form filed on May 18, 2004. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004
                            [RESTATED AND UNAUDITED]



                                                                                               Page
                                                                                              Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements
            o    Consolidated Balance Sheets as of March 31, 2004 (unaudited) and                4
                 December 31, 2003

            o    Consolidated Statements of Operations (unaudited) for three months              6
                 ended March 31, 2004

            o    Consolidated Statements of Cash Flows (unaudited) for three months              7
                 ended March 31, 2004

            o    Notes to Consolidated Financial Statements (unaudited)                          8


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations                     12

        ITEM 3.  Controls And Procedures                                                        14

PART II - OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K.                                             15

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 and DECEMBER 31, 2003


                                     ASSETS
                                                    March 31,       December 31,
                                                      2004              2003
                                                   (Unaudited)
                                                   (Restated)
                                                   ----------        ----------

Current assets:
  Cash and cash equivalents                        $2,075,478        $2,629,219
  Accounts receivable, net of allowances                    0           161,808
  Prepaid expenses and other current assets            76,702            47,227
                                                   ----------        ----------
  Total current assets                              2,152,180         2,838,254
                                                   ----------        ----------

Noncurrent assets:
  Deposits                                              4,294             6,379
  Property and equipment, net                          99,320            57,650
  Capitalized software, net                         1,140,433           923,326
                                                   ----------        ----------
  Total noncurrent assets                           1,244,047           987,355
                                                   ----------        ----------

  Total assets                                     $3,396,227        $3,825,609
                                                   ==========        ==========

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 and DECEMBER 31, 2003


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                          March 31,           December 31,
                                                                             2004                 2003
                                                                         (Unaudited)
                                                                          (Restated)
                                                                        ------------          ------------
Current liabilities:
  Accounts payable                                                      $    261,561          $    168,468
  Accrued expenses                                                            10,659               172,723
                                                                        ------------          ------------
  Total current liabilities                                                  272,220               341,191
                                                                        ------------          ------------

Shareholders' equity:
  Preferred stock, $.0001 par value, 10,000,000
     shares authorized,
     Series A, 2,615 and 3,000 shares issued and outstanding in
     2004 and 2003, respectively;                                                  1                     1
     Series B, 1,705 shares issued and outstanding in 2004 and
     cccc                                                                         --                    --

  Common stock, $.00001 par value; 100,000,000
     shares authorized; 31,298,195 and 30,130,044
     shares issued and outstanding in 2004 and 2003,
     respectively; 957,055 and 1,087,055 issuable in 2004
     and 2003, respectively                                                      323                   312
  Additional paid-in capital                                              26,764,672            26,841,283
  Receivable from exercise of options                                        (66,000)              (66,000)
  Accumulated deficit                                                    (23,574,989)          (23,291,178)
                                                                        ------------          ------------

  Total shareholders' equity                                               3,124,007             3,484,418
                                                                        ------------          ------------

  Total liabilities and shareholders' equity                            $  3,396,227          $  3,825,609
                                                                        ============          ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2004 and 2003

                                                                        Three months ended March 31,
                                                                         2004                 2003
                                                                      (Restated)
                                                                    ------------          ------------
Revenue:                                                            $     18,950          $    274,058

Operating expenses (income):
  Salaries and payroll expenses                                           99,386                61,929
  Research and development                                               145,898               110,357
  Variable award stock-based compensation                                (86,100)              (92,250)
  Other operating expenses                                               117,625               366,198
                                                                    ------------          ------------
  Total expenses from operations                                         276,809               446,234
                                                                    ------------          ------------
    Loss from operations before financial
       expense and income taxes                                         (257,859)             (172,176)

Financial income (expense):
  Interest income                                                          4,090                    --
  Other income                                                                --                    --
  Interest expense                                                       (25,225)               (7,164)
                                                                    ------------          ------------
  Total financial income (expense)                                       (21,135)               (7,164)
                                                                    ------------          ------------
    Loss from operations before income taxes                            (278,994)             (179,340)

Income tax expense                                                        (4,817)               (1,148)
                                                                    ------------          ------------
    Net loss                                                        $   (283,811)         $   (180,488)
                                                                    ============          ============
Basic and diluted net loss per share                                $      (0.01)         $      (0.01)
                                                                    ============          ============

Shares used to compute basic and diluted net loss per share           31,361,835            28,411,706
                                                                    ============          ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003

                                                                           Three months ended March 31,
                                                                            2004                  2003
                                                                        -----------          -----------
Cash flows from operating activities:

   Net income (loss) from operations                                    $  (283,811)         $  (180,488)
   Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Depreciation and amortization                                      104,575               77,589
         Issuance of common stock, options and warrants
            for consulting fees and compensation                            (76,600)             (83,250)
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                                          161,808             (146,566)
               Prepaid expenses and other current assets                    (29,475)               3,037
               Deposits                                                       2,085                   --
            Increase in:
               Accounts payable and accrued expenses                        (68,971)             148,045
                                                                        -----------          -----------
   Net cash flows used in operating activities                             (190,389)            (181,633)
                                                                        -----------          -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (47,612)              (6,829)
   Capitalization of software development cost                             (315,740)             (23,591)
                                                                        -----------          -----------
   Net cash flows used in investing activities                             (363,352)             (30,420)
                                                                        -----------          -----------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                --              100,000
   Receipt of option exercise receivable                                         --               68,501
   Principal payments under capital lease                                        --               (1,970)
                                                                        -----------          -----------
   Net cash flows provided by financing activities                               --              166,531
                                                                        -----------          -----------

Net decrease in cash and cash equivalents                                  (553,741)             (45,522)

Cash and cash equivalents at beginning of period                          2,629,219               60,343
                                                                        -----------          -----------

Cash and cash equivalents at end of period                              $ 2,075,478          $    14,821
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

Restatement

      In reviewing the Company's financials in preparation of the September 30, 2004 10-QSB, new management has elected to reverse $481,740 of revenue recognized in the quarter ended March 31, 2004 with respect to a single contract. Certain payables and receivables attributed to this contract have also been adjusted. This change is not a reflection on the quality of the agreement as the Company is continuing to conduct business with this customer. This change has no impact on the cash flow projections of the company as payments are being made by the customer per the agreed contract terms. In conjunction with the effective implementation of the contract in question, the Company will begin recognizing revenue on the contract in the quarter ended December 31, 2004.

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

      In December 2003, the SEC staff issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 104 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended March 30, 2004 the Company recorded $0 in deferred revenues.

Capitalized Software

      Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended March 31, 2004 and 2003 was $98,634 and $70,293 respectively. Research and development costs expensed for the quarters ended March 31, 2004 and 2003 were $145,898 and $110,357, respectively.

Income (Loss) per common share

      Basic income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

      The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ended March 31, 2004 and 2003 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.5%, expected volatility of 224%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

      If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ended March 30, 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:


         Three Months Ended March 31,                     2004           2003
         Net profit (loss):
                                         As reported    $(283,811)    ($180,488)
                                         Pro forma      $(412,180)    ($180,488)
         Income (Loss) per Share:
                                         As reported       $(0.01)       ($0.01)
                                         Pro forma         $(0.01)       ($0.01)


Recent Accounting Standards

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

      As a software development company, we do not operate Internet casinos, sports books or lotteries. Instead we have developed software products that are currently in use by licensed and regulated casinos, sports books and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sports books and lottery operators in full compliance with applicable federal and state law. Since we do not accept wagers, we believe that existing U.S. and foreign gaming regulations are not applicable to us. However, as a participant in the gaming industry, the regulatory environment in this industry directly affects us particularly as it relates to online casino gaming, sports wagering and lotteries.

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

Comparison of operations

      Revenues from software application services were $18,950 for the three months March 31, 2004, compared to $274,085 for the three months ended March 31, 2003. The decrease in revenues for the first three months of this year versus the prior year's first three months was due to a sales effort being directed to a large customer order that did not materialize in the quarter ended March 30, 2004.

      Operating expenses decreased by 38 percent to $276,809 for the three months ended March 31, 2004 compared to $446,234 during the three months ended March 31, 2003. The decrease in operating expenses was due to higher payroll and research and development expenses offset by lower other operating expenses.

      Interest expense increased to $25,225 for the three months ended March 31, 2004 from $7,164 for the three months ended March 31, 2003. The increase was due to the interest accrual for the Series B preferred stock issued in December 2003.

      Net loss for the three months ended March 31, 2004 was $283,811 compared to net loss of $180,488 for the three months ended March 31, 2003.

Liquidity and Capital Resources

      Our working capital as of March 31, 2004 was $1,879,960, a decrease of $617,103 compared to the working capital of $2,497,063 as of December 31, 2003. As of March 31, 2004 our shareholders' equity was $3,124,007, compared to shareholders' equity of $3,484,418 at December 31, 2003.

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

                                                    VirtGame Corp.
                                                    (Registrant)

Date: November 29, 2004                              /s/  MARK NEWBURG
                                                     ---------------------------
                                                     Mark Newburg
                                                     Chief Executive Officer