Form 10QSB/A
period 2004-06-30
VIRTGAME COM CORP
filed 2004-12-01
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                           Commission File No. 0-29800

                                 VIRTGAME CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                    Delaware                                                   33-0716247
--------------------------------------------------           ------------------------------------------------
         (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)



            6969 Corte Santa Fe, # A
              San Diego, California                                               92121
--------------------------------------------------           ------------------------------------------------
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

Transitional Small Business Disclosure Format (Check one): Yes__ No _X_.

                                EXPLANATORY NOTE

         VirtGame Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, to reverse $60,217 of revenue recognized in the quarter ended June 30, 2004, to reflect the reversal of $481,740 of revenue recognized in the quarter ended March 31, 2004 and to make resulting adjustments to its financial statements. The adjustments relate to revenue previously recognized with respect to a single contract. The changes are not a reflection on the quality of the agreement as we are continuing to conduct business with this customer and expect to receive full payment in accordance with the agreed contract terms. In conjunction with the effective implementation of the contract in question, we will begin recognizing revenue on the contract in the quarter ended December 31, 2004. (See the disclosure under the heading "Restatement" in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)

         The Items in our Form 10-QSB for the quarter ended June 30, 2004 that are amended and restated are as follows: Part I: Item 1 - Financial Statements;
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

         The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 in the form filed on August 16, 2004. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                                 VIRTGAME CORP.

                        TABLE OF CONTENTS FOR FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2004
                            (restated and unaudited)

                                                                                                      Page
                                                                                                     Number
PART 1 - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements
            o    Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31,          4
                 2003

            o    Consolidated Statements of Operations (unaudited) for six months and three            6
                 months ended June 30, 2004 and 2003

            o    Consolidated Statements of Cash Flows (unaudited) for six months ended June           7
                 30, 2004 and 2003

            o    Notes to Consolidated Financial Statements (unaudited)                                8


        ITEM 2.  Management's Discussion and Analysis or Plan of Operations                            11

        ITEM 3.  Controls And Procedures                                                               14

PART II - OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K.                                                    15

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 and DECEMBER 31, 2003


                                     ASSETS
                                                       June 30,    December 31,
                                                         2004         2003
                                                     (Unaudited)
                                                     (Restated)
                                                     ----------    ----------

Current assets:
     Cash and cash equivalents                       $1,350,983    $2,629,219
     Accounts receivable, net of allowances             206,625       161,808
     Inventory                                           96,207            --
     Prepaid expenses and other current assets           65,354        47,227
                                                     ----------    ----------
     Total current assets                             1,719,169     2,838,254
                                                     ----------    ----------

Noncurrent assets:
     Deposits                                             4,294         6,379

     Property and equipment, net                         85,696        57,650
     Capitalized software, net                        1,257,526       923,326
                                                     ----------    ----------
     Total noncurrent assets                          1,347,516       987,355
                                                     ----------    ----------

     Total assets                                    $3,066,685    $3,825,609
                                                     ==========    ==========

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 and DECEMBER 31, 2003


                  LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT

                                                                                    June 30,      December 31,
                                                                                      2004            2003
                                                                                  (Unaudited)
                                                                                   (Restated)
                                                                                  ------------    ------------
Current liabilities:
     Accounts payable                                                             $    204,655    $    168,468
     Accrued expenses                                                                   97,840         172,723
                                                                                  ------------    ------------
     Total current liabilities                                                         302,495         341,191
                                                                                  ------------    ------------


                                                                                  ------------    ------------

                                                                                  ------------    ------------

    Total liabilities                                                                  302,495         341,191

Shareholders' equity:
     Preferred stock, $.0001 par value, 10,000,000
        shares authorized,
        Series A, 2,127.5 and 3,000 shares issued and outstanding in                         1               1
        2004 and 2003, respectively;
        Series B, 1,705 shares issued and outstanding                                       --              --

     Common stock, $.00001 par value; 100,000,000 shares authorized; 33,641,583 and 30,130,044 shares issued and outstanding in 2004 and 2003, respectively; 700,739 and 1,087,055 issuable in 2004 and 2003, respectively
                                                                                           343             312
     Additional paid-in capital                                                     26,799,927      26,841,283
     Receivable from exercise of options                                              (154,000)        (66,000)
     Accumulated deficit                                                           (23,882,081)    (23,291,178)
                                                                                  ------------    ------------

     Total shareholders' equity                                                      2,764,190       3,484,418
                                                                                  ------------    ------------

     Total liabilities and shareholders' equity                                   $  3,066,685    $  3,825,609
                                                                                  ============    ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                     Six months ended June 30,      Three months ended June 30,
                                                        2004            2003            2004           2003
                                                    (Restated)                      (Restated)
                                                   ------------    ------------    ------------    ------------
Revenue:                                           $    245,525    $    324,800    $    226,575    $      50,742
Operating expenses (income):
     Salaries and payroll expenses                      199,177         123,811          99,791          61,883
     Research and development                           284,107         223,606         138,209         113,248
     Variable award stock-based compensation           (141,450)         30,750         (55,350)        123,000
     Other operating expenses                           445,931         506,257         328,307         140,059
                                                   ------------    ------------    ------------    ------------
     Total expenses from operations                     787,765         884,424         510,957         438,190
                                                   ------------    ------------    ------------    ------------
        Loss from operations before financial
           expense and income taxes                    (542,240)       (559,624)       (248,382)       (387,448)

Financial income (expense):
     Interest income                                     10,242               1           6,152               1
     Interest expense                                   (51,150)        (14,812)        (25,925)         (7,648)
                                                   ------------    ------------    ------------    ------------
     Total financial expense                            (40,908)        (14,811)        (19,773)         (7,647)
                                                   ------------    ------------    ------------    ------------
        Loss from operations before income taxes       (583,148)       (574,435)       (304,155)       (395,095)

Income tax expense                                       (7,755)         (1,511)         (2,938)           (363)
                                                   ------------    ------------    ------------    ------------
        Net loss                                   $   (590,903)   $   (575,946)   $   (307,093)   $   (395,458)
                                                   ============    ============    ============    ============
Basic and diluted net loss per share               $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)
                                                   ============    ============    ============    ============
Shares used to compute basic
     loss per share                                  33,377,715      29,655,792      33,433,910      29,708,755
                                                   ============    ============    ============    ============

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                              Six months ended June 30,
                                                                                2004            2003
                                                                             (Restated)         2003
                                                                            -----------    -----------
Cash flows from operating activities:
           Net loss                                                         $  (590,903)   $  (575,946)
           Adjustments to reconcile net loss
             to net cash flows used in operating activities:
                Depreciation and amortization                                   224,306        154,754
                Issuance of common stock options and warrants
                   for consulting fees and compensation and adjustment to      (129,325)       225,598
                variable options
                Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Accounts receivable                                       (44,817)       (59,808)
                                                                                (96,207)            --

                      Prepaid expenses and other current assets                 (18,127)       (68,927)
                      Deposits                                                    2,085            615
                   Increase in:
                      Accounts payable and accrued expenses                     (38,696)       111,749
                                                                            -----------    -----------
           Net cash flows used in operating activities                         (691,684)      (211,965)
                                                                            -----------    -----------
Cash flows from investing activities:
           Purchase of property and equipment                                   (39,416)        (9,225)
           Capitalization of software development cost                         (547,136)      (219,761)
                                                                            -----------    -----------
           Net cash flows used in investing activities                         (586,552)      (228,986)
                                                                            -----------    -----------
Cash flows from financing activities:
           Net proceeds from the issuance of common stock                            --        288,901
           Receipt of option exercise receivable                                     --        125,000
           Principal payments under capital lease                                    --         (2,653)
                                                                            -----------    -----------
           Net cash flows provided by financing activities                           --        411,248
                                                                            -----------    -----------
Net decrease in cash and cash equivalents                                    (1,278,236)       (29,703)
Cash and cash equivalents at beginning of period                              2,629,219         60,343
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $ 1,350,983    $    30,640
                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
           Interest                                                         $    51,150    $     1,815
                                                                            ===========    ===========
           Taxes                                                            $     7,755    $     1,511
                                                                            ===========    ===========
Supplemental disclosure of noncash investing and financing activities:

           Retirement of debt and accounts payable for stock issued         $        --    $     1,348
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

Restatement

         In reviewing the Company's financials in preparation of the September 30, 2004 10-QSB, new management elected to reverse $481,740 of revenue recognized in the quarter ended March 31, 2004, and $60,218 of revenue recognized in the quarter ended June 30, 2004, with respect to a single contract. Certain payables and receivables attributed to this contract have also been adjusted. This change is not a reflection on the quality of the agreement as the Company is continuing to conduct business with this customer. This change has no impact on the cash flow projections of the company as payments are being made by the customer per the agreed contract terms. Amended versions of the Forms 10-QSB for the quarter ended March 31, 2004, and June 30, 2004 are being re-filed to reflect the changes to the previous filing. In conjunction with the effective implementation of the contract in question, the Company will begin recognizing revenue on the contract in the quarter ended December 31, 2004. This Form 10-QSB/A reflects the necessary changes, and the cumulative amounts presented incorporate the amendments to the March 31, 2004, 10-QSB filing.


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

Capitalized Software

         Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the three months ended June 30, 2004 and 2003 was $114,302 and $77,164 respectively. Research and development costs expensed for the three months ended June 30, 2004 and 2003 were $145,898 and $138,209 respectively.

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

         If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending June 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

       Six Months Ending June 30,                       2004           2003
       Net loss:
                                     As reported       $590,903      $575,946
                                     Pro forma         $802,242      $575,946
       Loss per Share:
                                     As reported          $0.02         $0.02
                                     Pro forma            $0.02         $0.02


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

         Sales to two casino customers represented 73% of our revenues during the six months ended June 30, 2004 and represented 91% of our accounts receivable as of June 30, 2004.

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


Comparison of operations

         During the second quarter of 2004, we entered into two new contracts for our PrimeLine Race and Sports Book software. Revenues from software application services were $226,575 for the three months June 30, 2004 compared to $50,742 for the three months ended June 30, 2003. Revenues for the six months June 30, 2004, were $245,525 compared to $324,800 for the six months ended June 30, 2003. The increase in revenues for the three months ended June 30, 2004 versus the prior year's was due to higher new customers' initial software licensing fees.

         Operating expenses increased by 16% to $510,957, for the three months ended June 30, 2004 compared to $438,190 during the three months ended June 30, 2003. The increase in operating expenses was due to a $251,117 increase in payroll, research and development and other operating expenses incurred due to hiring of consultants to help with our new slot machine platform development and promoting the SBX remote wagering network partially offset by $178,350 decrease in variable award stock-based compensation. The variable award stock-based compensation was down due to our lower closing stock price at the end of the quarter compared to the previous year. For the six months ended June 30, 2004 operating expenses decreased by 11% to $787,765 in 2004 from $884,424 in 2003. We expect operating expenses to increase as we get regulatory and lab approvals and as we start marketing these products.

         Interest expense increased to $25,925 for the three months ended June 30, 2004 from $7,648 for the three months ended June 30, 2003. For the six months ended June 30, 2004 interest expense increased by $36,338 to $51,150. These increases are due to the interest payment for the Series B preferred stock issued in December 2003 which carries 6% annual interest.

         In summary, net loss for the three months ended June 30, 2004 was $307,093 compared to net loss of $395,458 for the three months ended June 30, 2003. The decrease in our net loss for the second quarter of 2004 was due to an increase in operating expenses and an increase in revenue compared to same period in 2003. For the six months ended June 30, 2004 net loss was $590,903 compared to $575,946 for the prior year's six months.

Liquidity and Capital Resources

         Our working capital as of June 30, 2004 was $1,416,674, a decrease of $1,080,389 compared to the working capital of $2,497,063 as of December 31, 2003.

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

         As of June 30, 2004 our shareholders' equity was $2,764,190, compared to shareholders' equity of $3,484,418 at December 31, 2003.

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

                                                  VirtGame Corp.
                                                  (Registrant)

Date:  November 29, 2004                          /s/  MARK NEWBURG
                                                  ------------------------------
                                                  Mark Newburg
                                                  Chief Executive Officer