Form 10KSB
period 2004-12-31
VIRTGAME COM CORP
filed 2005-04-04
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________.

                         Commission File Number 0-29800

                                 VirtGame Corp.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        33-0716247
 (State of incorporation)                     (IRS Employer Identification No.)

                            5900 Pasteur Ct., Suite A
                           Carlsbad, California 92008
                    (Address of principal executive offices)

                                 (760)-438-1247
                           (Issuer's telephone number)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2004 were $413,800.

         There were 35,132,507 shares of the issuer's common stock outstanding as of March 25, 2005, and the aggregate market value of the common stock held by non-affiliates on that date was approximately $9,134,452.

Documents Incorporated By Reference:   None.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page
ITEM 1.    Description of Business..........................................1
ITEM 2.    Description of Property.........................................13
ITEM 3.    Legal Proceedings...............................................13
ITEM 4.    Submission of Matters to a Vote of Security Holders.............13

                                     PART II
ITEM 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities............14
ITEM 6.    Management's Discussion and Analysis of Financial
           Condition or Plan  of Operation.................................15
ITEM 7.    Financial Statements............................................16
ITEM 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................16
ITEM 8A.   Controls and Procedures.........................................16
ITEM 8B.   Other Information...............................................16

                                    PART III
ITEM 9.    Directors, and Executive Officers; Compliance
           With Section 16(a) of  the Exchange Act.........................17
ITEM 10.   Executive Compensation..........................................18
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters......................21
ITEM 12.   Certain Relationships and Related Transactions..................22
ITEM 13.   Exhibits........................................................23
ITEM 14.   Principal Accountant Fees and Services..........................23

                                     Part 1

ITEM 1.  Description of Business

General

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

PGIC Merger

      On February 19, 2005, we entered into an Agreement and Plan of Merger and Reorganization ("Agreement") dated as of February 19, 2005 with Mikohn Gaming Corporation, a Nevada corporation d/b/a Progressive Gaming International Corporation ("Progressive Gaming"), pursuant to which we will be acquired by Progressive Gaming in a stock merger transaction. Pursuant to the Agreement, Progressive Gaming will issue up to 2,000,000 shares of its common stock in exchange for all of our outstanding shares of common stock and preferred stock and all of our outstanding options and warrants, subject to a downward adjustment to the 2,000,000 share figure for amounts owed by us to Progressive Gaming as of the closing of the transaction and the amount by which our adjusted working capital is less than $100,000.

      Concurrent with the execution of the Agreement, we entered into a credit facility agreement with Progressive Gaming pursuant to which Progressive Gaming has agreed to lend us up to $2,500,000, subject to certain restrictions on the use of funds provided. At the close of the merger transaction, the 2,000,000 shares to be issued by Progressive Gaming in exchange for our equity securities will be reduced by a number equal to

      (A) the sum of:

            (x) all amounts owed by us to Progressive Gaming under the credit facility as of the closing of the transaction, minus all fees and expenses, not to exceed $425,000 in the aggregate, owed by us to our legal and financial advisors in connection with the merger transaction, and minus further the value of all New Company Revenue (as defined below) immediately prior to the close, plus

            (y) any indebtedness on our part (other than the credit facility) outstanding immediately prior to the closing of the transaction that was not reflected on our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, plus

            (z) the amount, if any, by which our working capital immediately prior to the close is less than $100,000 (provided, however, that for purposes of this subsection (z), working capital shall be determined without giving effect to any cash and cash equivalents held by us and any amounts owed by us to Progressive Gaming under the credit facility);

         Divided by

      (B) 11.971, which represents the average last sale price for Progressive Gaming's common stock over the ten (10) trading days up to and including the execution date of the Agreement.

      As used in the Agreement and above, the term "New Company Revenue" means the aggregate net cash payments that each of (i) Progressive Gaming's Chief Executive Officer or Chief Financial Officer, (ii) Progressive Gaming's independent registered public accounting firm and (iii) our Chief Executive Officer or Chief Financial Officer reasonably agree would be collected by us during the one year period immediately following the closing of the merger transaction pursuant to certain written agreements contemplating a license of our products that are entered into by us after the date of the Agreement and prior to the closing of the merger.

      We presently have approximately 63.6 million shares of common stock outstanding on a fully diluted basis, which assumes the exercise of all outstanding options and warrants and conversion of all outstanding shares of preferred stock.

      The merger transaction is subject to regulatory review and approval. The transaction also is subject to several conditions, including VirtGame stockholder approval. The merger transaction is expected to close in the second quarter of 2005.

      The advances under the credit facility will bear interest at the rate of seven percent per annum. All principal and interest under the note shall be due and payable on the 90th day following any termination of the Agreement. Our obligations under the note are secured by a first priority lien on all our assets pursuant to a Security Agreement between us and Progressive Gaming dated February 19, 2005.

      Progressive Gaming, intends to file with the Securities and Exchange Commission a registration statement on Form S-4 that will include a prospectus of Progressive Gaming, a proxy statement of VirtGame, and other relevant documents in connection with the proposed transaction. Investors and security holders are advised to read the prospectus/proxy statement regarding the proposed merger if and when it becomes available, because it will contain important information. Investors and security holders may obtain a free copy of the prospectus/proxy statement, if and when available, and other documents filed by Progressive Gaming and VirtGame at the Securities and Exchange Commission's web site at www.sec.gov. The prospectus/proxy statement and such other documents may be obtained, when available, from VirtGame by directing such request to VirtGame Corp., 5900 Pasteur Ct, Suite 110, Carlsbad, CA, 92008, Attention:
Investor Relations. The prospectus/proxy statement and such other documents may also be obtained, when available, from Progressive Gaming by directing such request to Progressive Gaming International Corporation, 920 Pilot Road, Las Vegas, Nevada, 89119, Attention: Investor Relations. A description of any interests that VirtGame's or Progressive Gaming 's directors and executive officers have in the proposed merger will be available in the prospectus/proxy statement.

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

      In furtherance of our commitment to the promotion of regulated online gaming, we applied for and received manufacturer and distributor gaming licenses in the State of Nevada on October 24, 2002, which were limited for 18 months and expired in April 2004. On April 22, 2004, we received from the Nevada Gaming Commission an unrestricted gaming license without time imitations as a manufacturer and distributor in the state.

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

      o STB (Short Term Betting. STB allows bettors to place wagers in real time on varied and constantly updated betting options that run throughout an entire sporting event. The technology was designed around a unique odds making methodology based on extensive, live betting experience that allows us to offer a truly compelling user experience.

      o PrimeLine(TM) Race Book. PrimeLine(TM) Race Book offers a pari-mutuel sports wagering service that allows the client to wager on domestic and foreign horse races. The PrimeLine(TM) Race Book can be deployed over-the-counter, at a stand-alone kiosk or over the Internet.

      o VirtCasino(TM). Our VirtCasino(TM) software module is the enabling technology to all of the current casino table games, such as Blackjack, Baccarat, Craps, Roulette, Poker, PaiGow Poker, Let It Ride, Keno and Slot Games. The front end of the module presents integration options to a variety of customizable graphic user interfaces, offering the opportunity for branding, images, sounds, layout, customized games, content and ease of development. The games have been designed to evoke the sights and sounds similar to a Las Vegas style casino. Computer graphics present the "lobby" of the virtual casino, consisting of several menu items which the customer can choose to enter. The customers use the Windows format of commands to carry out gaming activities. The software module offers audio features, including the sound of shuffling cards, video poker machine pay-outs and general casino background sounds.

Contracts and Strategic Relationships

      Las Vegas Dissemination Company. We have entered into an Exclusive Distributorship Agreement dated July 1, 2002 with Las Vegas Dissemination Company, a provider of pari-mutuel race hub services and equipment throughout Nevada. Pursuant to the agreement, LVDC is the exclusive distributor of our PrimeLine(TM) Race Book and PrimeLine(TM) Sports Book throughout Nevada. LVDC also assists us in the sales process, provides support for POS terminals and assists in the deployment of new PrimeLine systems in Nevada. To date, LVDC has arranged for our issuance of licenses for our PrimeLine(TM) Race Book and PrimeLine(TM) Sports Book to six casinos and other gaming locations, including, among other locations, Casino Fandango, Excalibur Hotel and Casino, Casino MonteLago and Club Cal Neva Hotel Casino.

      United Coin. In April 2003, we entered into a Business Development Agreement with United Coin Machine Co., the largest sports route operator in Nevada and the United States, pursuant to which United Coin has agreed to distribute, install and maintain our SBX wagering stations in the Nevada market. To date, United Coin has installed and maintains 24 SBX wagering stations throughout Nevada. In February 2004, we commenced beta testing our SBX product at Bally's Las Vegas Casino. Bally's hosted the field trial of the SBX system which resulted in approval of the SBX product by the Nevada Gaming Commission in August 2004

      STB Holdings. Pursuant to an Exclusive Licensing Agreement dated September 17, 2004, as amended between us and STB Holdings, we have acquired from STB an exclusive license to STB's proprietary software product that allows patrons to wager on a variety of short-term or incremental events taking place throughout an entire sporting event. Pursuant to the agreement, we have obtained the exclusive right to offer the software product as part of our PrimeLine(TM) Race Book and PrimeLine(TM) Sports Book and SBX products.

Competition

      We believe that certain casino game manufactures, including International Gaming Technology ("IGT"), Inc, Alliance Gaming Corp. and others are in the process of developing software products competitive with our suite of server based software gaming products. Both companies have reported that they are actively pursuing these gaming solutions and view server based technology as the future for slot machine gaming. We believe one or more companies are in advanced laboratory testing of technology and products that would put them in direct competition with VirtGame's products. Timing of the product release is difficult to gauge, however, both IGT and Alliance Gaming Corp have longer operating histories in the gaming market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors also develop and control content in the form of proprietary software casino games, of which we have none, and have greater distribution networks. These competitors are also to undertake more extensive marketing campaigns for their gaming software products and services, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, casino operators and third party content providers. In addition, these competitors have established collaborative relationships with casinos and distributors of casino gaming products.

      In addition, there are competitors that share markets with specific software modules included in our software suite. PrimeLine(TM) Sports Book and PrimeLine(TM) Race Book, as stand-alone products, compete directly with the over-the-counter system offered by American Wagering and Scientific Games.

      In addition to competition based on comparable services and products, our competitive position is also defined by the limited number of customers for our products and services. The number of potential customers in Nevada and other gaming jurisdictions is small, especially with the trend of large casino mergers. Once merged, the casinos tend to consolidate their race and sports books under a single, larger system, thereby decreasing the opportunities for full software license sales. As noted above, certain competitors of ours may have advantages over us by way of their existing relationships and deeper distribution with casino operators.

      For the reasons described above, there can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Marketing

      Our customers are the U.S. and foreign operators of licensed casinos, sports books and lotteries. We market our products to these customers through our participation in industry conferences and tradeshows and through direct marketing efforts. We also rely on our product distributors, United Coin and Las Vegas Dissemination Company, and other third parties, for marketing support. We have also engaged the services of Multimedia Enterprises to assist us in the marketing and sales of PrimeLine systems and SBX product. We believe that our products and services are well known by most operators of casinos and lotteries in the U.S. and to many casinos and lottery operators worldwide.

      An important element of our business strategy is to promote changes in federal and state laws that allow for greater application of our software products by the regulated casino, sports book and lottery industries. To this end, we endeavor to educate state and federal legislators and state agencies that regulate the U.S. gaming and lottery industries of our ability to offer gaming, sports book and lottery products over a secure system that guarantees jurisdictional screening. We also believe that gaming regulators are an important source of licensing opportunities and in the past gaming regulators have promoted our software solutions within their jurisdictions.

Research and Development

      We spent approximately $550,600 in research and development in 2004, and approximately $458,000 in 2003, all of which were expensed.

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

      On July 1, 2004, we filed two provisional patent applications for "Method for Secure Generation of a Random Number in a Gaming System" and "Secure Server-Based Gaming Platform" with the United States Patent and Trademark Office. The first patent application covers a secure methodology for a random number generator (RNG) and involves generating a RNG sequence using a RNG algorithm and RNG seed within a secure gaming system. The second patent application provides a secure server-based gaming platform that ensures the integrity of a client-based gaming system with real-time auditing of game play, real-time monitoring of system integrity and a remote event system that provides real-time notification of all events originating on a client platform to a game server. On November 12, 2004, three additional provisional patent applications were filed to protect novel aspects of a method for a pari-mutuel sportsbook, a method for a video lottery and a method for lottery based on sports events.

      In January 2003 and November 2004, we received two patents from the U.S. Patent and Trademark Office covering a process that verifies the geographic location of players in an online gaming environment. An application is also pending in the European Patent Office covering the same process. We intend to pursue the registration of our trademarks in the United States and internationally, and have registered in the United States several trademarks, including the trademark "VirtGame." Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information will be difficult.

Gaming Regulation

      General

      The manufacture, sale and distribution of networked gaming software are subject to federal, state, tribal and local regulations in the United States and foreign jurisdictions. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, registrations, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute networked gaming software, as well as the individual suitability or licensing of officers, directors, major stockholders and key employees. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

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

      Changes in control of VirtGame through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior investigation of the GCB and approval of the Commission. Entities seeking to acquire control of us must satisfy the GCB and the Commission in a variety of stringent standards prior to assuming control. Our proposed merger acquisition by Progressive Gaming is subject to the prior investigation of the GCB and approval of the Commission. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

Employees

      As of the date of this report, we employed 12 full-time employees, and two full-time consultants, six of whom are involved in administration and eight are involved in software development and engineering.

ITEM 1A. Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors

      We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

      We have a history of losses, expect to incur additional losses and may never achieve profitability. We commenced revenue producing operations in September 1997. During our fiscal year ended December 31, 2004, we generated only $413,800 of revenue and realized a net loss $2,623,099. From our inception of revenue producing operations in September 1997 through December 31, 2004, we incurred an accumulated deficit of $26,016,577. We have yet to generate profits from operations and consequently we are unable to predict with any certainty whether our operations will become a commercially viable business. In order for us to become profitable, we will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

      We will require additional capital in order to carry out our plan of operations, but we do not have adequate commitments to obtain such capital and we can not assure you that we will be able to obtain adequate capital as and when required. As of December 31, 2004, we had a working capital deficit of $472,812 and total cash and cash equivalents of $76,064. Our working capital deficit has increased since year end due to continuing losses from operations. In connection with its agreement to acquire us, Progressive Gaming has agreed lend us up to $2.5 million, subject to certain restrictions on the use of funds provided. We believe that the Progressive Gaming credit facility will be sufficient to fund our operations and transactional expenses through the close of the merger acquisition. However, in the event that the merger with Progressive Gaming does not occur, we will need significant additional working capital in order to fund our continued gaming software development during fiscal 2005 and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. If we give no effect to our proposed acquisition by Progressive Gaming, including the $2.5 million credit facility, we estimate that we would need approximately $5 million of additional capital over the next 12 months in order to fund continued development and expected operating losses. In the event the merger with Progressive Gaming does not occur, we will endeavor to raise additional required funds through various financing sources by issuing additional shares of our securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern will be materially adversely affected.

      There can be no assurance that we will complete our proposed acquisition by Progressive Gaming and, in the event we are unable to do so, we may be required to pay certain fees and expenses to Progressive Gaming. Pursuant to our merger agreement with Progressive Gaming, Progressive Gaming's obligation to consummate the proposed merger is subject to a number of conditions, including, without limitation, the absence of any material adverse change in our business, assets or prospects; the accuracy and completeness of our representations and warranties included in the merger agreement; our satisfaction of certain covenants on our part; the approval of the transaction by the Nevada Gaming Commission and our common and preferred stockholders; the absence of claims for dissenters rights by our shareholders holding , as a group, not more than 3% of our common shares; and the closing of the merger by no later than August 1, 2005, which can be extended for up to 90 days under certain circumstances. Some of the conditions, including certain covenants, stockholder and Nevada Gaming Commission approval and absence of dissenters rights, are outside of our control. There can be no assurance that the merger with Progressive Gaming will take place.

      If the merger with Progressive Gaming does not occur, we may be required to pay certain fees and expenses to Progressive Gaming. If the merger agreement is terminated by Progressive Gaming in the context of what is referred to in the merger agreement as a "triggering event", which includes a number of scenarios but all of which, for all practical purposes, relate to our board of directors' decision to no longer pursue or support the proposed acquisition by Progressive Gaming, we may be required to pay Progressive Gaming $500,000 plus their out of pocket expenses incurred in the merger transaction. If the merger agreement fails to close or is terminated by either Progressive Gaming or us under certain other circumstances, we may be required to pay Progressive Gaming up to $500,000. In the event the merger agreement is terminated for any reason, we will be required to repay Progressive Gaming all amounts borrowed and outstanding under the $2.5 million credit facility within 90 days of the termination of the merger agreement. In the event that the merger agreement is terminated, it is unlikely that we will have sufficient funds with which to pay any fees or expenses owed to Progressive Gaming. This would be in addition to our need to find an alternative source of capital to fund our continued operations, as described in the risk factor above.

      We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. Throughout our early history, our primary business focus was the operation of casino-style gaming operations over the Internet. In 2000, we decided to wind up our Internet casino operations and focus on developing and licensing software products for the regulated casino, sports wagering and lottery industries. As of the date of this report, we have completed the development of a suite of software products that offer the regulated gaming and lottery industries a complete turnkey solution for conducting server-based casino, sports wagering and lottery operations over-the-counter, at stand-alone kiosks and remotely via both closed-loop Intranet and the Internet. We have entered into a few contracts for the provision of turnkey solutions to land-based casinos and lottery operators. However, we have not derived a significant amount of revenue from these activities and these activities remain a relatively new pursuit for us. Accordingly, there is little operating history upon which to judge our current operations.

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

      Our failure to obtain or retain required gaming licenses could prevent us from expanding our market and prohibit us from generating revenue in certain jurisdictions. In the United States, the manufacture and distribution of networked gaming software is subject to numerous federal, state, provincial, tribal, international and local regulations. In particular, we are currently subject to extensive regulation in Nevada. These regulations are constantly changing and evolving, and may curtail gaming in various jurisdictions in the future, which would decrease the number of jurisdictions from which we can generate revenues.

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

      We may not be able to protect our proprietary rights and we may incur significant costs in attempting to do so. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect our proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our business, financial condition or operating results.

      The market for our stock is limited. Our common stock is traded on the OTC Bulletin Board under the symbol "VGTI.OB". On March 25, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.26 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.

      Our common stock is considered to be a "penny stock" and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. As long as the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 2.  Description of Properties

      Effective as April 1, 2005, our offices are located in Carlsbad, California and consist of approximately 3,580 square feet of leased premises. Prior to that date, we had leased office space in San Diego, California pursuant to a lease that expired on March 31, 2005. In expectation of consummating its acquisition of our company, Progressive Gaming has leased space in Carlsbad, California for our use and our facilities are located in those leased premises effective as April 1, 2005. In the event the proposed merger does not occur, we intend to relocate to newly leased premises. If required to obtain our own leased premises, we believe there is an adequate supply of suitable facilities in the San Diego-Carlsbad area at reasonable rates.

ITEM 3.  Legal Proceedings

      There are no pending legal proceedings to which we or our properties are subject, and we have no knowledge of any legal proceedings against us contemplated by any government authority.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

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

                                                         High            Low
    2003:
    First quarter..............................   $      .48      $      .25
    Second quarter.............................          .53             .28
    Third quarter..............................          .85             .50
    Fourth quarter.............................          .82             .61

    2004:
    First quarter..............................   $      .72      $      .43
    Second quarter.............................          .55             .39
    Third quarter.............................           .55             .29
    Fourth quarter.............................          .69             .39

      We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

Stockholders

      As of March 25, 2005, there were approximately 149 record holders.

Dividends

      We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends on our common stock in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Although to we do not plan to pay dividends on our common stock, to the extent that we do so in the future, the holders of our Series A convertible preferred stock and Series B convertible preferred stock will be entitled to participate in such dividends on a pro rata basis. In that case, the dividends payable to the preferred stockholders would be determined as if the preferred stock had been converted to common stock on the record date for determining the stockholders entitled to receive the dividends. During the year ended December 31, 2004, the Company made a $51,150 Series A preferred stock dividend and declared an additional $51,150 dividend payable as at December 31, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

      Item 11 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2004.

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2004, we sold unregistered shares of our securities in the following transactions:

      o During 2004, we issued an aggregate of 61,585 shares of our common stock to consulting firms in consideration of financial relations services. The common shares were issued pursuant to Section 4(2) of the Securities Act of 1933 ("Act"). There was no underwriter involved in this issuance.

      o During 2004, we issued an aggregate of 545,217 shares of our common stock in connection with the exercise of outstanding common stock purchase warrants held by three warrant holders. The common shares were issued pursuant to Section 4(2) of Act. There was no underwriter involved in this issuance.

ITEM 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations

General

      During 2002 and 2003, we received a total of $6,263,780 of funds from the private placement sale of our equity securities and the exercise of outstanding options. Of this amount, approximately $3,700,000 was raised in the last six months of 2003, including net proceeds of $1,374,585 received in December 2003 from the sale of units consisting of Series B preferred stock and warrants to purchase common stock, and net proceeds of $ 2,304,215 received in July 2003 from the sale of units consisting of Series A preferred stock and warrants to purchase common stock. We did not raise any equity capital during 2004 other than $7,625 from the exercise of outstanding options and warrants.

      The funds acquired from these private placements were applied towards our plan of operation as a software provider to the gaming and lottery industries and our pursuit of a gaming manufacturer and distributor license in Nevada. We will continue to focus on the development of gaming software applications and licensing opportunities for regulated casinos and sports wagering and lottery operations. Over the last six months, we have responded to several requests for gaming proposals in the U.S. Our plan of operations is to provide software application services and license our software products to distributors of restricted on-line content, including casinos, sports wagering systems and state and national lotteries. Our goal is to be the leading back-end application software provider to the licensed and land-based gaming industry.

Results of Operations

      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Our gross profit decreased from $357,760 to $253,370 for the year ended December 31, 2004 compared to the prior year as a result of lower PrimeLine installations in 2004.

      Expenses from operations increased by 66% for the year ended December 31, 2004 to $2,883,340 compared to $1,741,845 in the prior year. The increase was due to higher salary costs associated with the hiring of the new management team in August, as well as an increase in the research and development area with the hiring of some additional programming staff. These activities significantly increased salary expenses for the year. Also contributing to the increase in operating expenses were higher research and development expenses including testing, lab related and consulting costs. Other operating expenses increased as a result of higher legal and consulting fees primarily attributable to patent work, severance negotiations related to Mr. Merati's departure, fund raising, as well as the opening of an office in Las Vegas during the year.

      Interest income increased to $15,920 for the year ended December 31, 2004 compared to $6,079 for the prior year due to higher cash balances, on average, during 2004. Interest expense decreased to $0 for the year ended December 31, 2004 compared to $14,812 for the prior year, due to the note forgiveness in prior year and the borrowing under the credit facility occurring late in the year.

      Net loss for the year ending December 31, 2004 increased to $2,623,099 or $0.08 per share, on 33,472,827 weighted average shares outstanding, compared with a loss in 2003 of $1,233,443, or $0.04 per share, on 29,852,088 weighted average shares outstanding.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Our gross profit increased from $314,856 to $601,100 for the year ended December 31, 2003 compared to the prior year. Operating expenses from operations decreased by 44% for the year ended December 31, 2003 to $1,741,845 compared to

$3,096,469 in the prior year. The reduction can be attributed to lower salaries and payroll expenses declining by approximately $200,000 due to a streamlining in management staff. Research and development costs remained relatively unchanged, Other operating expenses declined by approximately $900,000 due to lower licensing, legal, and advertising fees.

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

Liquidity and Capital Resources

      We had a working capital deficit of $472,812 at December 31, 2004, a decrease of $2,969,875 in working capital compared to working capital of $2,497,063 as of December 31, 2003.

      In connection with its agreement to acquire us, Progressive Gaming has agreed lend us up to $2.5 million, subject to certain restrictions on the use of funds provided. We believe that the Progressive Gaming credit facility will be sufficient to fund our operations and transactional expenses through the close of the merger acquisition. . However, in the event that the merger with Progressive Gaming does not occur, we will need significant additional working capital in order to fund our continued gaming software development during fiscal 2005 and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. If we give no effect to our proposed acquisition by Progressive Gaming, including the $2.5 million credit facility, we estimate that we would need approximately $5 million of additional capital over the next 12 months in order to fund continued development and expected operating losses. In the event the merger with Progressive Gaming does not occur, we will endeavor to raise additional required funds through various financing sources by issuing additional shares of our securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern will be materially adversely affected.

Off Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or liabilities.

Recent Accounting Standards

      FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and application of FIN 46 was required through the end of the Company's first annual period beginning after December 15, 2004. The Company does not believe it has investments in variable interest entities and, as a result, the adoption of FIN 46-R will not impact its financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will impact its financial statements.

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," ("SFAS No. 123R") a revision to SFAS 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company currently believes that SFAS No. 123R does not have impact on its results of the current year's operations and financial statements.

ITEM 7.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheets at December 31, 2004 and 2003....................F-2
Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003...................................................F-3
Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2004 and 2003............................................F-4 -  F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003 ...........................................F-6 -  F-7
Notes to Consolidated Financial Statements............................F-8 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors and Shareholders
VirtGame Corp.
San Diego, California

We have audited the consolidated balance sheets of VirtGame Corp. and Subsidiary (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtGame Corp. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations since inception, has limited operating revenue and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 9 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California                               PKF
March 11, 2005                                      Certified Public Accountants
                                                    A Professional Corporation

                          VIRTGAME CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 For the Years Ended December 31, 2004 and 2003

                                ASSETS

                                                                2004               2003
                                                             ------------       ------------

Current assets:
        Cash and cash equivalents                            $     76,064       $  2,629,219
        Accounts receivable, net of allowances                    162,400            161,808
        Prepaid expenses and other current assets                  33,176             47,227
                                                             ------------       ------------
        Total current assets                                      271,640          2,838,254
                                                             ------------       ------------

Noncurrent assets:
        Deposits                                                    7,274              6,379
        Property and equipment, net                               190,953             57,650
        Capitalized software, net                               1,200,430            923,326
                                                             ------------       ------------
        Total noncurrent assets                                 1,398,657            987,355
                                                             ------------       ------------

        Total assets                                         $  1,670,297       $  3,825,609
                                                             ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                     $    177,254       $    168,468
        Accrued expenses                                          317,198            172,723
        Notes payable                                             250,000                 --
                                                             ------------       ------------
        Total current liabilities                                 744,452            341,191
                                                             ------------       ------------

Shareholders' equity:
Preferred stock, $.0001 par value, 10,000,000
        shares authorized, Series A, 1,992
        and 3,000 shares issued and
           outstanding in 2004 and 2003, respectively;                  1                  1
        Series B , 1,705 shares issued and outstanding                 --                 --
Common  stock, $.00001 par value; 100,000,000
        shares authorized; 34,088,145 and
        30,130,044 shares issued and
        outstanding in 2004 and 2003, respectively;
        700,739 and 1,087,055 issuable
        in 2004 and 2003, respectively                                348                312
Additional paid-in capital                                     27,126,513         26,841,283
Deferred compensation                                             (44,190)                --
Receivable from exercise of options                              (140,250)           (66,000)
Accumulated deficit                                           (26,016,577)       (23,291,178)
                                                             ------------       ------------
Total shareholders' equity                                        925,845          3,484,418
                                                             ------------       ------------

Total liabilities and shareholders' equity                   $  1,670,297       $  3,825,609
                                                             ============       ============

                         VIRTGAME CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                                    2004               2003
                                                                ------------       ------------
Revenue                                                              413,800            601,100

Cost of sales                                                       (160,430)          (243,340)
                                                                ------------       ------------

        Gross profit                                                 253,370            357,760
                                                                ------------       ------------

Operating expenses:
        Salaries and payroll expenses                                678,451            325,149
        Research and development                                     550,628            458,013
        Variable award stock-based compensation                      120,950            123,000
        Other operating expenses                                   1,533,311            835,683
                                                                ------------       ------------
        Total expenses from operations                             2,883,340          1,741,845
                                                                ------------       ------------
              Loss from operations before financial income
                 (expense) and income taxes                       (2,629,970)        (1,384,085)
                                                                ------------       ------------

Financial income (expense):
        Interest income                                               15,920              6,079
        Other income                                                      23            162,718
        Interest expense                                                  --            (14,812)
                                                                ------------       ------------
        Net financial income                                          15,943            153,985
                                                                ------------       ------------
              Loss from operations before income taxes            (2,614,027)        (1,230,100)

Income taxes                                                          (9,072)            (3,343)
                                                                ------------       ------------
        Net loss                                                $ (2,623,099)      $ (1,233,443)
                                                                ============       ============

Basic net loss per share                                        $      (0.08)      $      (0.04)
                                                                ============       ============

Shares used to compute basic net loss per share                   33,472,827         29,852,088
                                                                ------------       ------------

                         VIRTGAME CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2004 and 2003

                                                      Series A and B
                                                      Preferred Stock            Common Stock             Additional
                                                   ----------------------------------------------------    Paid-In
                                                   Shares      Amount         Shares         Amount        Capital
                                                   ------   ------------     ----------   ------------   ------------
Balance forwarded
      December 31, 2002                                --   $         --     28,314,993            283     19,901,674
Exercise of options by consultants
      for services rendered net of
      issuance costs                                   --             --      1,060,000             11        273,989
Issuance of common stock to
      consultants for services rendered
      net of issuance costs                            --             --      1,026,316             10        309,612
Issuance of common stock, cash
      received during April 2003                       --             --        657,895              6        249,994
Issuance of common stock, cash
      received during December 2002                    --             --        157,895              2             --
Issuance of serries A preferred stock,
      cash received during July 2003
      net of issuance costs                         3,000              1             --             --      2,304,214
Proceeds from series B preferred stock
      issuable, cash received during
      December 2003, net of issuance costs          1,705             --             --             --      1,374,585
Beneficial conversion feature of preferred
      offering                                         --             --             --             --      2,304,215
Compensation adjustment for variable
      stock options                                    --             --             --             --        123,000
Net loss for the year ended
      December 31, 2003                                --             --             --             --             --
                                                    -----   ------------     ----------   ------------   ------------
Balance, December 31, 2003                          4,705   $          1     31,217,099   $        312   $ 26,841,283
                                                    =====   ============     ==========   ============   ============


                                                    Receivable
                                                   from Exercise   Accumulated
                                                    of Options       Deficit         Total
                                                   ------------    ------------    ------------
Balance forwarded
      December 31, 2002                                 (66,500)    (19,753,520)   $     81,937
Exercise of options by consultants
      for services rendered net of
      issuance costs                                         --              --         274,000
Issuance of common stock to
      consultants for services rendered
      net of issuance costs                                 500              --         310,122
Issuance of common stock, cash
      received during April 2003                             --              --         250,000
Issuance of common stock, cash
      received during December 2002                          --              --               2
Issuance of serries A preferred stock,
      cash received during July 2003
      net of issuance costs                                  --              --       2,304,215
Proceeds from series B preferred stock
      issuable, cash received during
      December 2003, net of issuance costs                   --              --       1,374,585
Beneficial conversion feature of preferred
      offering                                               --      (2,304,215)             --
Compensation adjustment for variable
      stock options                                          --              --         123,000
Net loss for the year ended
      December 31, 2003                                      --      (1,233,443)     (1,233,443)
                                                   ------------    ------------    ------------
Balance, December 31, 2003                         $    (66,000)   $(23,291,178)   $  3,484,418
                                                   ============    ============    ============

                         VIRTGAME CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                For the Years Ended December 31, 2004 and 2003

                                                         Series A and B
                                                         Preferred Stock             Common Stock             Additional
                                                       --------------------------------------------------      Paid-In
                                                       Shares      Amount          Shares         Amount       Capital
                                                       -----    ------------     ----------   ------------   ------------
Balance forwarded
      December 31, 2003                                4,705    $          1     31,217,099   $        312   $ 26,841,283
Issuance of common stock to
      consultants for services rendered
      during March 2004                                   --              --         25,000             --          9,500
Exercise of options by consultants
      for services rendered during April 2004             --              --        800,000              8         87,992
Exercise of warrants, cash received
      during April 2004                                   --              --         10,500             --          2,625
Issuance of options to consultants
      for services rendered during
      August 2004                                         --              --             --             --         44,190
Exercise of options by employee, cash
      received during October 2004                        --              --         20,000             --          5,000
Issuance of common stock to
      consultants for services rendered
      during December 2004                                --              --         36,585              1         14,999
Payments received on prior receivables
      from exercise of options                            --              --             --             --             --
Conversion of Series A preferred stcok
      into common stock                               (1,008)             --      2,644,983             27            (27)
Exercise of options by consultants
      for netted value of shares                          --              --         34,717             --             --
Stock based compensation expense                          --              --             --             --        274,701
Dividends on Series B preferred stock                     --              --             --             --             --
Compensation adjustment for variable
      stock options                                       --              --             --             --       (153,750)
Net loss for the year ended
      December 31, 2004                                   --              --             --             --             --
                                                       -----    ------------     ----------   ------------   ------------
Balance, December 31, 2004                             3,697    $          1     34,788,884   $        348   $ 27,126,513
                                                       =====    ============     ==========   ============   ============


                                                                        Receivable
                                                         Deferred      from Exercise   Accumulated
                                                       Compensation     of Options       Deficit          Total
                                                       ------------    ------------    ------------    ------------
Balance forwarded
      December 31, 2003                                $         --    $    (66,000)   $(23,291,178)   $  3,484,418
Issuance of common stock to
      consultants for services rendered
      during March 2004                                          --              --              --           9,500
Exercise of options by consultants
      for services rendered during April 2004                    --         (88,000)             --              --
Exercise of warrants, cash received
      during April 2004                                          --              --              --           2,625
Issuance of options to consultants
      for services rendered during
      August 2004                                           (44,190)             --              --              --
Exercise of options by employee, cash
      received during October 2004                               --              --              --           5,000
Issuance of common stock to
      consultants for services rendered
      during December 2004                                       --              --              --          15,000
Payments received on prior receivables
      from exercise of options                                   --          13,750              --          13,750
Conversion of Series A preferred stcok
      into common stock                                          --              --              --              --
Exercise of options by consultants
      for netted value of shares                                 --              --              --              --
Stock based compensation expense                                 --              --              --         274,701
Dividends on Series B preferred stock                            --              --        (102,300)       (102,300)
Compensation adjustment for variable
      stock options                                              --              --                        (153,750)
Net loss for the year ended
      December 31, 2004                                          --              --      (2,623,099)     (2,623,099)
                                                       ------------    ------------    ------------    ------------
Balance, December 31, 2004                             $    (44,190)   $   (140,250)   $(26,016,577)   $    925,845
                                                       ============    ============    ============    ============

                         VIRTGAME CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                2004           2003
                                                             -----------    -----------
Cash flows from operating activities:
     Net loss                                                $(2,623,099)   $(1,233,443)
     Adjustments to reconcile net loss to net cash flows
        used in operating activities:
           Bad debt expense                                       10,000             --
           Stock based compensation expense                      120,951        123,000
           Gain on forgiveness of debt                                --       (162,716)
           Depreciation and amortization                         479,371        332,113
           Issuance of common stock, options and warrants
              for consulting fees and compensation                24,500        310,122
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                 Accounts receivable                             (10,592)       (53,816)
                 Prepaid expenses and other current assets        14,051        (39,918)
                 Deposits                                           (895)         3,420
              Increase (decrease) in:
                 Accounts payable and accrued expenses           102,111       (268,613)
                                                             -----------    -----------
     Net cash flows used in operating activities              (1,883,602)      (989,851)
                                                             -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                         (157,076)       (44,853)
     Capitalization of software development costs               (732,702)      (576,567)
                                                             -----------    -----------
     Net cash flows used in investing activities                (889,778)      (621,420)
                                                             -----------    -----------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                7,625        524,000
     Net proceeds from the issuance of preferred stock                --      3,678,800
     Preferred dividends paid                                    (51,150)            --
     Receipt of option exercise receivable                        13,750        125,000
     Borrowings on notes payable                                 250,000             --
     Payments on notes payable                                        --       (145,000)
     Principal payments under capital lease                           --         (2,653)
                                                             -----------    -----------
     Net cash flows provided by financing activities             220,225      4,180,147
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents          (2,553,155)     2,568,876
Cash and cash equivalents at beginning of year                 2,629,219         60,343
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $    76,064    $ 2,629,219
                                                             ===========    ===========

                         VIRTGAME CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                For the Years Ended December 31, 2004 and 2003

                                                                                 2004        2003
                                                                                --------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

        Interest                                                                $     --   $    8,088
                                                                                ========   ==========
        Income taxes                                                            $  9,072   $    3,343
                                                                                ========   ==========

     Supplemental disclosures of non-cash investing and financing activities:

        Receivable from exercise of options                                     $ 88,000   $       --
                                                                                ========   ==========
        Retirement of debt and accounts payable for stock issued                $     --   $    1,348
                                                                                ========   ==========
        Beneficial conversion feature of preferred offering                     $     --   $2,304,215
                                                                                ========   ==========
        Deferred compensation issued to consultants                             $ 44,190   $       --
                                                                                ========   ==========
        Unpaid dividends                                                        $ 51,150   $       --
                                                                                ========   ==========

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     VirtGame Corp. (the "Company,") was incorporated in the State of Delaware on October 24, 1995, under the name MBA Licensing Corp. On June 20, 1996, the Board of Directors approved the change of the Company's name to Internet Gaming Technologies, Inc., on January 22, 1997, to Virtual Gaming Technologies, Inc., and on September 9, 1999, to Virtgame.com Corp. On February 2002, the Company changed its name to Virtgame Corp.

     VirtGame Corp. is a provider of open architecture gaming software to the regulated gaming and lottery industries and offers licensed casinos, sports wagering and lottery operations a comprehensive suite of software products. VirtGame Corp's solution is based on an open architecture supporting multiple operating system platforms and databases that requires no special or proprietary hardware and provides distribution of server-based casino games, sports wagering and lotteries through various distribution channels, including local networks with a casino, such as over-the-counter, stand alone kiosks and in-room wagering, and wide area networks such as online closed loop Intranets or the Internet.

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

     Principles of Consolidation

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiary, PrimeLine Gaming Technologies, Inc., a California Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE  1  -  ORGANIZATION  AND  BUSINESS  AND  SIGNIFICANT   ACCOUNTING  POLICIES
(Continued)

     Revenue Recognition

     In December 2003, the SEC staff issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 104 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the years ended December 31, 2004 and 2003 the Company recorded $0 in deferred revenues.

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

      Other Income

      During the year ended December 31, 2003, the Company recognized approximately $162,718 of income through the forgiveness of a note payable and the forgiveness of interest upon the recognition of the Statute of Limitations with regards to a licensing agreement. Other income for 2004 was approximately $23.

      Accounts Receivable and Allowances for Uncollectible Accounts

      Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.

     Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE  1  -  ORGANIZATION  AND  BUSINESS  AND  SIGNIFICANT   ACCOUNTING  POLICIES
(Continued)

     respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At December 31, 2004, and 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

     Under SFAS 148, the fair value of each option granted during the years ended December 31, 2004 and 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of zero to five years, with an average risk-free interest rate of 3.50% to 5.00%, price volatility of 60% to 140% and no dividends.

     Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net loss and loss per common share would have been as follows:

                                                      December 31,   December 31,
                                                        2004            2003
                                                     ------------    ------------
Net loss:
        As reported                                  $ (2,623,099)   $ (1,233,443)
        Add: Stock based employee compensation
              included in reported net income, net
              of related tax effects                      120,951         123,000
        Deduct: Stock based employee compensation
              expense determined under fair value
              method, net of related tax effects         (215,741)       (123,000)
                                                     ------------    ------------
        Proforma                                     $ (2,717,889)   $ (1,233,443)
                                                     ============    ============

Basic net loss per share:
        As reported                                  $      (0.08)   $      (0.04)
                                                     ============    ============
        Proforma                                     $      (0.08)   $      (0.04)
                                                     ============    ============

    Advertising Costs

    The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2004 and 2003, were approximately $34,000 and $2,700, respectively.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE  1  -  ORGANIZATION  AND  BUSINESS  AND  SIGNIFICANT   ACCOUNTING  POLICIES
(Continued)

     Capitalized Software

     Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software amortization expense for the years ended December 31, 2004 and 2003 was approximately $456,000 and $310,000, respectively. Costs capitalized for the years ended December 31, 2004 and 2003 were approximately $733,000 and $577,000, respectively.

     Concentrations of Major Customers

     Sales to three and four customers represented 81% and 100% of revenues during the years ended December 31, 2004 and 2003, respectively. These customers represented 94% and 100% of accounts receivable at December 31, 2004 and 2003, respectively.

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

     Net Loss Per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2004 and 2003, options and warrants to purchase 20,705,977 and 16,566,971 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

     Other Comprehensive Income

     For the years ended December 31, 2004 and 2003, the Company had no items that were required to be recognized as components of other comprehensive income.

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

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE  1  -  ORGANIZATION  AND  BUSINESS  AND  SIGNIFICANT   ACCOUNTING  POLICIES
(Continued)

     Disclosure about segments

     The Company has determined that it operates in one segment.

     Recent Accounting Standards

     FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and application of FIN 46 was required through the end of the Company's first annual period beginning after December 15, 2004. The Company does not believe it has investments in variable interest entities and, as a result, the adoption of FIN 46-R will not impact its financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will impact its financial statements.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," ("SFAS No. 123R") a revision to SFAS 123, "Accounting for Stock-Based
     Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company currently believes that SFAS No. 123R does not have impact on its results of the current year's operations and financial statements.

     Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                   2004         2003
                                 ---------    ---------

Computer hardware                $ 282,565    $ 127,818
Office furniture and equipment      34,993       32,663
                                 ---------    ---------
                                   317,558      160,481
Less: accumulated depreciation    (126,605)    (102,831)
                                 ---------    ---------
                                 $ 190,953    $  57,650
                                 =========    =========

NOTE 3 - CAPITALIZED SOFTWARE

                                    2004           2003
                                 -----------    -----------

Computer software                $ 2,703,330    $ 1,970,638
Less: accumulated amortization    (1,502,900)    (1,047,312)
                                 -----------    -----------
                                 $ 1,200,430    $   923,326
                                 ===========    ===========

NOTE 4 - ACCRUED EXPENSES

                      2004       2003
                    --------   --------

Accrued payroll     $ 50,518   $ 49,909
Accrued dividends     51,150         --
Accrued severance     90,000         --
Accrued other        125,530    122,814
                    --------   --------
                    $317,198   $172,723
                    ========   ========

NOTE 5 - NOTES PAYABLE

     During the year ended December 31, 2004, the Company entered into an agreement with Progressive Gaming International Corporation ("PGIC") pursuant to a development agreement (see Note 10) whereby PGIC agreed to lend the Company up to $500,000, subject to certain restrictions on the use of funds. As at December 31, 2004 the Company had utilized $250,000 of the available development agreement.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     During 2002 the Company signed a lease for its office facilities under a non-cancelable operating lease through February 2005. In January 2004, the Company opened a Las Vegas, Nevada office and entered into a month-to-month basis lease. The leases call for monthly payments of approximately $6,000 per month.

     Rental expense for office facilities for the years ended December 31, 2004 and 2003 totaled approximately $65,100 and $35,000, respectively.

     Capital Lease

     During the years ended December 31, 2004 and 2003, the Company recorded amortization expense on leased equipment of approximately $0 and $2,300 respectively.

     Employment Agreements

     The Company has entered into two year employment agreements with various officers and employees during the year. Terms of the agreement provide for a negotiated annual salary and bonuses and stock options provided certain financial milestones are met. During the year ended December 31, 2004, the Company signed employment agreements authorizing options to purchase 1,700,000 shares of the Company's common stock for $0.38 per share. The options vest ratably over five years from the date of grant. These options, along with other options and warrants issued during fiscal 2004 are subject to approval by the Series A shareholders, and as such the Company has not issued these options nor are these options included in the option schedule in Note 7. In addition of these options, an additional 1,300,000 options are issuable to these employees and directors upon a change of control or merger.

     Licensing Agreement

     On September 17, 2004, the Company entered into a licensing agreement with a third party whereby it would be granted exclusive licenses to certain proprietary information. The Company has stipulated certain performance goals in order for the exclusivity and license agreement to remain in effect over the next three years. In addition to certain fees paid to this party, the Company was to issue 750,000 shares of restricted stock at the onset of this agreement. The Company has not made any sales subject to this agreement nor has it issued the shares as of December 31, 2004. In addition, the Company was to issue an additional 250,000 options to a consultant as finder fees pertaining to this agreement. These options have not been issued as of December 31, 2004.

NOTE 7 - SHAREHOLDERS' EQUITY

     Stock, Options and Warrants Issued for Services

     During the year ended December 31, 2003, the Company issued 2,665,000 warrants in conjunction with financing arrangements entered into during 2002 and 2003. All of the warrants are immediately exercisable and expire within five years from the date of issuance. The warrants were issued at exercise prices that exceed the stock's market value at the time of grant.

     During the year ended December 31, 2003, the Company issued 3,186,316 options to acquire the Company's common stock to various consultants, a former employee and investment bankers as

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

     compensation for services performed. These options were fully vested and were exercised. Proceeds from the exercise of these options amounted to $584,122.

     During the year ended December 31, 2004, the Company issued 2,291,449 warrants in conjunction with financing arrangements entered into during 2003 and 2004. All of the warrants are immediately exercisable and expire within five years from the date of issuance. The warrants were issued at exercise prices that were at or exceed the stock's market value at the time of grant.

     During the year ended December 31, 2004, the Company issued 930,000 options to acquire the Company's common stock to various consultants, employee and investment bankers as compensation for services performed. These options vest at various intervals.

     During the year ended December 31, 2004, the Company issued 36,585 shares of the Company's common stock to a vendor as partial payment of services rendered.

     During the year ended December 31, 2004, the Company issued 25,000 restricted shares of the Company's common stock to a vendor as partial payment of services rendered. The Company recognized $9,500 in compensation in relation to these services.

     Stock Issued for Cash and Receivables

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

     During December 2003, the Company completed a private placement that raised approximately $1,375,000, net of issuance costs. The private placement was Units, each consisting of 100 shares of Series B convertible preferred stock and warrants to purchase 35,714 shares of common stock. As of December 31, 2003 the preferred shares were not issued.

     During April 2004, two consultants exercised 800,000 options with an exercise price of $0.11 per share and became indebted to the Company for $88,000.

     During the year ended December 31, 2004, a consultant exercised 10,500 warrants with an exercise price of $0.25 per share for cash totaling $2,625.

     During the year ended December 31, 2004, an employee exercised stock options to purchase 20,000 shares of the Company's common stock for $5,000.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

     Stock Issued Through Exercise of Options

     During the year ended December 31, 2004, the Company converted 68,800 warrants originally issued in prior years into 34,717 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per warrant and the market value of the shares on the date the transaction was requested. The warrant holders were not required to make any payments through this exchange.

     Stock Issued Through Conversion of Series A Preferred Stock

     During the year ended December 31, 2004, certain holders of the Company's series A convertible preferred stock elected to convert their shares of series A stock into shares of the Company's common stock. The Company converted 1,008 shares of series A preferred stock into 2,644,983 shares of common stock. The conversion rate used was approximately 2,630 common shares for each series A preferred share. Future conversions of series A preferred stock may be adjusted based on anti-dilution rights and other provisions per the security agreement.

     Deferred Compensation

     In August 2004, the Company issued 200,000 options to two consultants with exercise prices of $0.38 per share and vest August 2005. A deferred stock based compensation expense of $44,170 recorded by the Company.

     Compensation Adjustment For Variable Option Awards

     During the year ended December 31, 2002, the Company reduced the exercise price of 615,000 options to purchase common stock, previously issued to the then CEO. Under APB No. 25 the intrinsic value of the option has been changed which has triggered variable accounting for these options. The provisions of APB No. 25 require the Company to reevaluate the amount of compensation at the end of each quarter or reporting period. For the years ended December 31, 2004 and 2003 the difference between the exercise price and the fair market value of the Company's common stock has decreased by
     $0.25 per share in 2004 and increased by $0. per share in 2003. Accordingly, the Company has recorded gain and loss on deferred compensation for the years ended December 31, 2004 and 2003 of $153,750 and $(123,000), respectively, in the accompanying consolidated financial statements. (See Note 1)

     Stock Options

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

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

     Stock Options (Continued)

     The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25, SFAS 148, which amended SFAS 123, and related interpretations. Accordingly, compensation costs of approximately $275,000 and $0 have been recognized for options for the years ended December 31, 2004 and 2003, respectively.

     A summary of the activity of the stock options are as follows:

                                                                    2004                        2003
                                                                  Weighted                    Weighted
                                                                  Average                     Average
                                                                  Exercise                    Exercise
                                                   Shares          Price        Shares         Price
                                                  ----------       -----      ----------       -----
Outstanding at beginning of year                   7,703,600       $0.32       7,424,600       $0.27
     Granted                                         930,000        0.68       2,800,000        0.45
     Cancelled                                      (145,000)       0.25        (500,000)       0.65
     Exercised                                      (820,000)       0.11      (1,700,000)       0.22
     Expired                                         (50,000)       0.25        (321,000)       0.55
                                                  ----------       -----      ----------       -----
Outstanding at end of year                         7,618,600       $0.35       7,703,600       $0.32
                                                  ==========       =====      ==========       =====

Exercisable at end of year                         6,918,600       $0.38       6,603,600       $0.32
                                                  ==========       =====      ==========       =====

Weighted-average fair value of options
     granted during the year                                       $0.68                       $0.45
                                                                   =====                       =====

Weighted-average remaining contractual
     life of options outstanding at end of year                     2.8 years                  2.7 years
                                                                   ==========                  =========

     Not included in the above schedule of outstanding options are approximately 3,000,000 options potentially issuable to employees and directors which have not been authorized or for which agreements have not been issued (see
     Note 6).

     The  following  table  summarizes   information  about  the  stock  options
     outstanding as of December 31, 2004:

                                             Weighted-            Weighted-average                              Weighted-
     Range of            Number of            average          remaining contractual                             average
     exercise             options           exercisable            life of shares             Number of        exercisable
       price            outstanding            price            outstanding (years)          exercisable          price
--------------------  -----------------   ----------------  -----------------------------  ----------------  ----------------
        $ 0.11-0.25          4,488,600             $ 0.24               1.9                      4,488,600            $ 0.24
          0.32-0.75          3,130,000               0.64               3.6                      2,430,000              0.64
--------------------  -----------------   ----------------  -----------------------------  ----------------  ----------------
        $ 0.11-1.00          7,618,600             $ 0.35               2.8                      6,918,600            $ 0.38
====================  =================   ================  =============================  ================  ================

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

     Warrants

     The following table summarizes information about the stock purchase warrants outstanding as of December 31, 2004:

                                             Weighted-            Weighted-average
     Range of            Number of            average          remaining contractual
     exercise             warrants          exercisable            life of shares
       price            outstanding            price            outstanding (years)
--------------------  -----------------   ----------------  -----------------------------
        $ 0.22-0.38          7,284,878             $ 0.36               3.1
          0.40-0.75          2,802,499               0.59               3.9
--------------------  -----------------   ----------------  -----------------------------
        $ 0.22-5.00         10,087,377             $ 0.42               3.3
====================  =================   ================  =============================

Restricted Stock

    The Company periodically issues shares of restricted stock for services or as compensation for services received. As of December 31, 2004, the Company has issued 7,788,637 shares of restricted stock which is included in the number of shares outstanding.

NOTE 8 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                              2004           2003
                                           -----------    -----------

Deferred tax assets:
        Net operating loss carryforwards   $ 7,283,000    $ 6,394,000
        Compensation items                     931,000        909,000
        Other                                   44,000             --
                                           -----------    -----------
              Gross deferred tax assets      8,258,000      7,303,000
Deferred tax liabilities:
        Depreciation                       $  (130,000)      (206,000)
                                           -----------    -----------
                                             8,128,000      7,097,000
              Less valuation allowance      (8,128,000)    (7,097,000)
                                           -----------    -----------
Net deferred tax assets                    $        --    $        --
                                           ===========    ===========

     Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,031,000 and $492,000 from 2003 and 2002, respectively.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 8 - INCOME TAXES (Continued)

     As of December 31, 2004, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $17,898,000 expire through 2024. State net operating loss carryforwards totaling approximately $17,866,000 expire through 2014.

     A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                           2004           2003
                                       -----------    -----------

Income tax benefit at statutory rate   $   909,700    $   435,000
Change in valuation allowance           (1,031,000)      (492,000)
Non-deductible expenses                    (21,000)       (10,000)
State income taxes, net                    148,100         72,000
Other                                      (14,872)        (8,343)
                                       -----------    -----------
                                       $    (9,072)   $    (3,343)
                                       ===========    ===========

     Pursuant to Internal Revenue Code Section 382, the Company's use of its net operating loss carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

     The Company has unused California state tax credits of approximately $37,000 that begin to expire 2013.

NOTE 9 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses since its inception of approximately $26,017,000, inclusive of noncash charges for capital stock, dividends, options and warrants issuance-related activity at December 31, 2004. At present, the Company's working capital may not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, management did anticipate that considerable losses would be incurred before the Company became self-sustaining. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Based on current contract negotiations as noted in Note 10, management believes the Company will generate sufficient revenues and cash flows from software licensing agreements and the available funding under its credit facility with PGIC, to meet its current obligations during the year ending December 31, 2005. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until sufficient software licensing revenues and cash flows can be achieved by the Company.

     The Company believes that the PGIC credit facility (see Note 5) will be sufficient to fund its operations through the close of the merger acquisition (see Note 10). However, in the event that the merger with PGIC does not occur, the Company will need significant additional working capital in order to fund the continued gaming software development in the future.

                          VIRTGAME CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - SUBSEQUENT EVENTS

     On February 19, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization ("Agreement") with Mikohn Gaming Corporation, a Nevada corporation d/b/a Progressive Gaming International Corporation ("PGIC"). Pursuant to the Agreement, PGIC will issue up to 2,000,000 shares of its common stock in exchange for all of the Company's outstanding shares of common stock and preferred stock and all of the outstanding options and warrants, subject to a downward adjustment to the 2,000,000 share figure for amounts owed by the Company to PGIC as of the closing of the transaction and the amount by which our adjusted working capital is less than $100,000.

     Concurrent with the execution of the Agreement, the Company entered into a credit facility agreement with PGIC pursuant to which PGIC has agreed to lend the Company up to $2,500,000, subject to certain restrictions on the use of funds provided. This amount incorporates the borrowings made under the Company's development agreement.

     As part of its development agreement with PGIC (as noted in Note 5), the Company borrowed an additional $250,000 in January 2005, to fund its operations.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 8A.  Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization with 12 full time employees, the effectiveness of our controls heavily depends on the direct involvement of our chief executive officer and chief financial officer.

ITEM 8B.  Other Information

      Not applicable.

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant; Compliance with
Section 16(a) of the Exchange Act.

Set forth below are our directors and officers:

Name                      Age                       Position
-----------------------   ---   ------------------------------------------------
General Paul A. Harvey    67    Chairman of the Board
Mark R. Newburg           50    President, Chief Executive Officer, and Director
Arnaldo F. Galassi        47    Chief Financial Officer
Glenn E. Wichinsky        52    General Counsel and Director
Vincent Divito            45    Director

      Mr. Newburg has served as our president and chief executive officer and as a member of our board of directors since August 2004. From March 2003 to November 2004, Mr. Newburg served as chief operating officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. From April 2002 to March 2003, Mr. Newburg was president and chief executive officer of C2Consulting Inc., a firm specializing in areas such as strategic planning, change management, organizational integration, international, and organizational alignment. From July 2001 to March 2002, Mr. Newburg served as president of Aristocrat Technologies Inc, an Australia based designer, builder and marketer of proprietary software and hardware to the gaming industries in 55 countries. Previously, Mr. Newburg had a 20 year career at NCR, a $5.9 billion provider of store automation, self-service, payment, and data-warehousing solution. In his last assignment from June 1999 to June 2001, as vice president, Asia Pacific sales.

      Mr. Galassi was appointed as our chief financial officer in November 2004, replacing Bruce Merati, who had also served in that capacity. Previously, from March 2004 to November 2004, Mr. Galassi served as chief financial officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. Prior to that, Mr. Galassi was a finance consultant with C2Consulting from November 2003 to March 2004. Mr. Galassi was NCR's director of corporate finance from July 2002 to December 2003 after spending the previous five years as treasury director, Asia Pacific for NCR.

      Mr. Wichinsky has served as our general counsel since September 1, 2003. He has served on our board of directors since July 2003. Mr. Wichinsky has been actively engaged in the Nevada gaming industry. Since June, 1979, he has been director, secretary and co-owner of Westronics, Inc., a licensed manufacturer, distributor and operator of gaming equipment in the State of Nevada. In December, 2002, Mr. Wichinsky was licensed as a co-owner and operator of the Regency Casino located in Laughlin, Nevada. From September 1985 to June 2003, he was a general partner/nonrestricted gaming licensee of the Mardi Gras Casino in Las Vegas

      General Harvey was appointed as a director of VirtGame in November 2003. Since April 2000 General Harvey has been president and owner of PDH Associates, Inc.,a consulting company that concentrates in the Resort, Hotel and Casino industry and specializes in assisting individuals in obtaining findings of suitability and licensing in the gaming industry. Since 2002 he has also been president of Karhouse, Inc, an automobile storage company specializing in providing storage for Department of Defense personnel while they are on temporary duty or permanent assignment status at state side and overseas locations. He is currently on the board of directors of the National Center for Responsible Gaming and serves as an outside director on the board of directors of Riviera Hotel and Casino. General Harvey was Executive Director of the Mississippi Gaming Commission from 1993 through 1998. He spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East.

      Mr. Divito was appointed as a director of VirtGame in August 2004. Mr. Divito has served as vice president, chief financial officer and treasurer of Lonza, Inc, a global specialties chemical business headquartered in Allendale, New Jersey, since September 2000. Mr. DiVito has served as a member of the board of directors of the Riviera Holdings Corp., since 2002. Previously, Mr. DiVito was the vice president and chief financial officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, from January 1999 to September 2000. Mr. DiVito holds an MBA in Finance from Adelphi University. He is a Certified Public Accountant, a Certified Management Accountant and a member of the National Association of Corporate Directors.

      As a condition of our manufacturers and distributors license from the Nevada Gaming Commission, each of our directors, executive officers and controlling stockholders must be licensed by the Nevada Gaming Commission. The individual licensing process is lengthy and expensive. Mr. Wichinsky has received individual licenses from the Nevada Gaming Commission and Messrs Newburg, Harvey, Divito and Galassi, have an application on file with the Commission. The Nevada Gaming Commission will allow us to appoint executive officers and directors in advance of their approval provided that such person immediately commences the licensing approval process.

Audit Committee Financial Expert

      We do not have an audit committee. The Board has determined, however, that Mr. Divito meets the criteria of an "audit committee financial expert" as that term is defined in the SEC rules. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.

Code of Ethics

      We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 5900 Pasteur Ct., Suite 110, Carlsbad, CA 92008.

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

      Based solely upon a review of the copies of such forms furnished to us, we believe that during 2004 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.   Executive Compensation.

      The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002. In reviewing the table, please note that:

      o Bruce Merati served as our chief executive officer and chief financial officer throughout 2002 and 2003 and resigned from those positions in the fourth quarter of 2004. However under his severance agreement he continued to receive salary throughout 2004.

      o Mark Newburg has served as our president and chief executive officer since August 2004.

      o     Arnaldo Galassi has served as chief financial officer since November
            2004


                                           Annual Compensation             Long Term Compensation
                       ---------------------------------------------------------------------------------
                                                                    Restricted  Common Shares  All Other
                                                                       Stock     Underlying     Compen
Name and Position      Year       Salary       Bonus        Other    Awards ($)   Options      -sation
--------------------------------------------------------------------------------------------------------
Bruce Merati,          2004     $134,134     $ 30,000     $ 6,000        --                       --
CEO and CFO            2003      156,644                   35,728        --        700,000        --
                       2002      108,333      14,2501      34,471                  600,000        --

Mark Newburg,          2004     $ 59,212           --     $ 2,500        --      1,750,000        --
CEO and President      2003           --           --          --        --                       --
                       2002           --           --          --        --             --        --

Arnaldo Galassi,       2004     $ 32,731           --     $ 1,250        --        350,000        --
CFO                    2003           --           --          --        --             --        --
                       2002                        --          --        --             --        --
                                                                                                  --
Glenn Wichinsky        2004     $130,972           --     $ 6,000        --        250,000        --
General Counsel        2003       32,769           --         500        --        150,000        --
                       2002           --           --                    --             --        --

Employment Agreements

      Bruce Merati. In October 2003, we entered into a two-year employment agreement Mr. Merati to serve as our chief executive officer and chief financial officer. The agreement provided for a base annual salary of $200,000, of which $35,000 was deferred until we had two consecutive cash flow positive quarters. The agreement also provided for bonuses of five percent of net profit generated by new products for which we receive regulatory approval, up to a maximum of

$250,000 per year, plus a car allowance of $500 per month. The employment agreement also provided for our grant of an option to purchase 700,000 common shares, at an exercise price of $0.62 per share, exercisable for 5 years, becoming fully exercisable on July 1, 2005. The agreement was to expire on July 1, 2005, but in December 2004 we entered into a Confidential Severance and Release Agreement with Mr. Merati pursuant to which Mr. Merati resigned from all positions with our company. In return, we agreed to continue to pay his salary through July 1, 2005 and pay his 2004 bonus in the amount of $30,000 in six equal payments commencing January 15, 2005. We also agreed to amend Mr. Merati's option agreement to allow him to exercise his options on a net issuance basis, otherwise his option agreements remained unchanged. On February 23, 2005, Mr. Merati elected to exercise options to purchase 2,215,000 shares of common stock at $0.25 per share on a net issuance basis and received a net amount of 600,569 shares of common stock. Mr. Merati also held options to purchase 700,000 shares of common stock at $0.70 per share. Those options expired unexercised.

      Mark R. Newburg. In August 2004, we entered into a two-year employment agreement with Mark Newburg to serve as our chief executive officer and president. The agreement provides for annual salary of $175,000, plus a bonus of 75% if certain performance milestones are achieved. Pursuant to the agreement, we granted Mr. Newburg options to purchase 1,750,000 shares of our common stock at an exercise price of $0.38 per share over a five year period, of which 1,000,000 options are exercisable only upon the sale of the company. The options to purchase 750,000 common shares vest and first become exercisable in August 2005, however the vesting condition will accelerate upon a sale of the company. All options held by Mr. Newburg terminate on the 90th day following the termination of his employment by the company. We also pay Mr. Newburg a car allowance of $500 per month. In the event that Mr. Newburg's employment is terminated without cause following a change in control of the company, we are obligated to pay Mr. Newburg a lump sum payment equal to one year's annual salary.

      Arnaldo F. Galassi. In August 2004, we entered into a two-year employment agreement with Arnaldo Galassi to serve as our vice president and chief financial officer. The agreement provides for annual salary of $100,000, plus a bonus of 40% if certain performance milestones are achieved. Pursuant to the agreement, we granted Mr. Galassi options to purchase 350,000 shares of our common stock at an exercise price of $0.38 per share over a five year period, of which 100,000 options are exercisable only upon the sale of the company. The options to purchase 150,000 common shares vest and first become exercisable in August 2005, however the vesting condition will accelerate upon a sale of the company. All options held by Mr. Galassi terminate on the 90th day following the termination of his employment by the company. We also pay Mr. Galassi a car allowance of $250 per month. In the event that Mr. Galassi's employment is terminated without cause, we are obligated to pay Mr. Galassi a lump sum payment equal to Mr. Galassi's annual salary for the remainder of the two year term, plus a proportionate amount of any unpaid bonus deemed earned in the year of termination and a reasonable amount of outplacement assistance not to exceed 15% of Mr. Galassi's annual salary.

      Glenn E. Wichinsky. In September 2004, we entered into a two-year employment agreement with Glenn Wichinsky to serve as our general counsel. The agreement provides for annual salary of $138,000, plus a bonus of $20,000 if certain milestones are achieved. Pursuant to the agreement, we granted Mr. Wichinsky an option to purchase 250,000 shares of our common stock annually at an exercise price of $0.41 per share. The option becomes fully vested in September 2005 and has a term of five years however the vesting condition will accelerate upon a sale of the company. All options held by Mr. Wichinsky terminate on the 90th day following the termination of his employment by the company. We also pay Mr. Wichinsky a car allowance of $500 per month. In the event that Mr. Wichinsky's employment is terminated without cause, we are obligated to continue to pay Mr. Wichinsky his annual salary for a period of one year from the date of termination or the expiration of the agreement, which occurs first.

Option Grants in Last Fiscal Year

                                                        Individual Grants
                            ----------------------------------------------------------------------
                              Number of Securities       % of Total Options        Exercise or
                               Underlying Options     Granted to Employees in       Base Price        Expiration
          Name                    Granted (#)               Fiscal Year               ($/Sh)             Date
--------------------------  ------------------------- -------------------------  -----------------  ---------------
Mark R. Newburg                    1,750,000                    58%                   $0.38            08/11/10
Arnaldo F. Galassi                  350,000                     12%                   $0.38            08/15/10
Glenn E. Wichinsky                  250,000                      8%                   $0.41            09/01/10


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                                                                     Value of
                                                                         Number of Securities       Unexercised
                                                                              Underlying           in-the-Money
                                                                          Unexercised Options       Options at
                                                                          at Fiscal Year-End      Fiscal Year-End
                             Shares Acquired                                 Exercisable/          Exercisable/
          Name                 on Exercise          Value Received           Unexercisable       Unexercisable (1)
--------------------------  ------------------    --------------------   ----------------------  ------------------

Bruce Merati                        0                      0               2,215,000/700,000       $332,250/$0
Mark Newburg                        0                      0                  0/1,750,000          $0/$35,000
Arnaldo Galassi                     0                      0                  0/350,000            $0/$7,000
Glenn E. Wichinsky                  0                      0                  0/400,000            $0/$0

(1)......Calculated based upon a last reported sale price of $0.40 per share on December 31, 2004.

Compensation of Directors.

      All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors meetings and outside directors receive an annual director fee in the amount of $30,000. In August 2004, our outside directors, General Paul Harvey and Vincent DiVito, were each granted options to purchase up to 150,000 shares of our common stock at a purchase price of $0.38 per share, of which 50,000 options are exercisable only upon a change in control of the company. The options expire on August 6, 2010 or the 90th day following the termination of their status as a director, whichever occurs first. In November 2003, we granted General Harvey options to purchase up to 100,000 shares of our common stock at a purchase price of $.62 per share. Those options expire on November 7, 2008 or the 90th day following the termination of his status as a director, whichever occurs first.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2005 by:

      o each person who is known by us to be the beneficial owner of more than five percent (5%) of our

      o each of our directors, executive officers and nominees to become directors; and

      o     all directors and executive officers as a group.

      The percentage amounts for each reported party assume total outstanding common shares of 42,811,639. This is based on 35,132,507 common shares issued and outstanding as of March 24, 2005, plus 5,243,421 shares of common stock issuable upon conversion of our outstanding Series A preferred stock and 2,435,711 shares of common stock issuable upon conversion of our outstanding Series B preferred stock. The percentage amounts also give effect to the issuance of common shares underlying presently exercisable options and warrants held by the reported party.

       Name and Address                                         Number of Shares                Percentage Owned
------------------------------------------------------    ---------------------------    -----------------------------
Mark Newburg                                                         -0-                              --
6969 Corte Santa Fe, Suite A
San Diego, CA  92121
                                                                   150,000                            *
Glenn Wichinsky
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

General Paul A. Harvey                                             100,000                            *
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

Vincent Divito                                                       -0-                              --
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

Arnaldo F. Galassi                                                   -0-                              --
6969 Corte Santa Fe, Suite A
San Diego, CA  92121

ICM Asset Management, Inc.                                        2,889,150                         6.75%
601 West Main Avenue, Suite 600
Spokane, WA 99201

Veritas-Scalable Investment Products Fund LLC                     5,368,598                         9.99%
500 W. Putnam Avenue
Greenwich, CT 06830

Deutsche Bank AG                                                  3,023,684                         7.06%
31 W. 52nd St., 16th Floor
New York, NY 10019

Directors and executive officers as a group                        250,000                            *%

* Represents less than 1%.

In reviewing the above table, please keep in mind:

      o The 150,000 shares beneficially owned by Mr. Wichinsky represent common shares underlying presently exercisable options.

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

                                           (a)                         (b)                         (c)
                                                                                          Number of securities
                                  Number of securities           Weighed-average       remaining available for future
                                to be issued upon exercise     excercise price of         issuances under equity
                                     exercise of                   outstanding             compensation plans
                                   outstanding options,        options, warrants      (excluding securities reflected
          Plan Category            warrants and rights             and rights                  in column (a))

Equity compensation plans
approved by security holders               --                           --                           --

Equity compensation plans not
approved by security holders            9,418,600                     $0.37                      1,081,400


Item 12.  Certain Relationships and Related Transactions.

      In October 2003, we entered into a two-year employment agreement Mr. Merati to serve as our chief executive officer and chief financial officer, Bruce Merati. The agreement provided for a base annual salary of $200,000, of which $35,000 was deferred until we had two consecutive cash flow positive quarters. The agreement also provided for bonuses of five percent of net profit generated by new products for which we receive regulatory approval, up to a maximum of $250,000 per year, plus a car allowance of $500 per month. The employment agreement also provided for our grant of an option to purchase 700,000 common shares, at an exercise price of $0.62 per share, exercisable for 5 years, becoming fully exercisable on July 1, 2005 he agreement was to expire on July 1, 2005, but in December 2004 we entered into a Confidential Severance and Release Agreement with Mr. Merati pursuant to which Mr. Merati resigned from all positions with our company. In return, we agreed to continue to pay his salary through July 1, 2005 and pay his 2004 bonus in the amount of $30,000 in six equal payments commencing January 15, 2005. We also agreed to amend Mr. Merati's option agreement to allow him to exercise his options on a net issuance basis, otherwise his option agreements remained unchanged. On February 23, 2005, Mr. Merati elected to exercise options to purchase 2,215,000 shares of common stock at $0.25 per share on a net issuance basis and received a net amount of 600,569 shares of common stock. Mr. Merati also held options to purchase 700,000 shares of common stock a $0.70 per shares expired unexercised.

Item 13.  Exhibits

Index To Exhibits

Item No.   Description                                       Method of Filing
---------  ------------------------------------------------  -----------------------------------

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

3.4         Certificate of Amendment dated August 25, 1999   Incorporated by reference to Exhibit 3.6 to
            to Certificate of Incorporation.                 Registration Statement on Form SB-2 filed on September
                                                             26, 2003.

3.5         Certificate of Amendment dated January 28,       Incorporated by reference to an exhibit to the
            2002 to Certificate of Incorporation.            Registrant's Definitive Information Statement dated
                                                             January 28, 2002.

3.6         Certificate of Designations of Series A          Incorporated by reference to Exhibit 3.8 to
            Preferred Stock.                                 Registration Statement on Form SB-2 filed on September
                                                             26, 2003.

3.7         Certificate of Designations of Series B          Incorporated by reference to Exhibit 3.9 to
            Preferred Stock.                                 Pre-Effective Amendment No. 1 to Registration Statement
                                                             filed on January 12, 2004

10.1*       VirtGame Corp. 2002 Stock Option and Grant       Incorporated by reference to Exhibit 10.1 to the
            Plan.                                            Registrant's Registration Statement on Form S-8 dated
                                                             February 8, 2002.

10.2        Exclusive Distributorship Agreement dated July   Incorporated by reference to Exhibit 10.6 to
            1, 2002 between the Registrant and Las Vegas     Registration Statement on Form SB-2 filed on September
            Dissemination Company, Inc.                      26, 2003.

10.3        Business Development Agreement dated April       Filed herewith
            2003 between the Registrant and United Coin
            Machine Co.

10.4*       Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.1 to the
            and Bruce Merati dated October 6, 2003.          Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2003.

10.5*       Employment Agreement dated August 11, 2004       Incorporated by reference to Exhibit 10.1 to the
            between Registrant and Mark Newburg              Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004Filed herewith

10.6*       Employment Agreement dated August 15, 2004       Incorporated by reference to Exhibit 10.2 to the
            between Registrant and Arnaldo Galassi           Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004Filed herewith
10.7*       Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.3 to the
            and Glenn E. Wichinsky dated September 1, 2004.  Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004Filed herewith
10.11       Agreement and Plan of Merger and                 Incorporated by reference to Exhibit 99.2 to the
            Reorganization dated as of February 19, 2005     Registrant's Current Report on Form 8-K dated February
            between, among others, VirtGame Corp. and        22, 2005
            Mikohn Gaming Corporation, a Nevada
            corporation d/b/a Progressive Gaming
            International Corporation

10.12       Secured Promissory Note dated February 19,       Incorporated by reference to Exhibit 99.3 to the
            2005 made by VirtGame Corp. in favor of Mikohn   Registrant's Current Report on Form 8-K dated February
            Gaming Corporation, a Nevada corporation d/b/a   22, 2005
            Progressive Gaming International Corporation

10.13       Security Agreement between VirtGame Corp. and    Incorporated by reference to Exhibit 99.4 to the
            Mikohn Gaming Corporation, a Nevada              Registrant's Current Report on Form 8-K dated February
            corporation d/b/a Progressive Gaming             22, 2005
            International Corporation

21          List of Subsidiaries.                            Incorporated by reference to Exhibit 21.1 to
                                                             Registration Statement on Form SB-2 filed on September
                                                             26, 2003

23          Consent of PKF.                                  Filed herewith.

31.1        Certification of Chief Executive Officer         Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

31.2        Certification of Chief Financial  Officer        Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32          Certification of Chief Executive Officer and     Filed herewith.
            Chief Financial Officer pursuant to 18 U.S.C.
            ss.1350, as adopted  pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.

----------
* Indicates a management contract or compensatory plan or arrangement.

Item 14.  Principal Accountant Fees and Services

      Our board of directors has selected PKF as independent accountants to audit our books, records and accounts for the fiscal year 2005. PKF previously audited our financial statements and during the two fiscal years ended December 31, 2004 and 2003.

Audit and Non-Audit Fees

      Aggregate fees for professional services rendered to the VirtGame by PKF for the years ended December 31, 2004 and 2003 were as follows:

Services Provided                                       2004               2003
------------------------------------------            -------            -------
Audit Fees ...............................            $30,000            $27,430
Audit Related Fees .......................            $    --            $ 5,331
Tax Fees .................................            $    --            $ 4,000
All Other Fees ...........................            $ 2,354            $ 7,963
        Total ............................            $32,354            $44,724

      Audit Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

      Audit Related Fees. There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

      Tax Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for professional services for tax compliance, tax advice and tax planning.

      All Other Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for services other than the services described above. These services include review of SEC filings.

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

                                         VIRTGAME CORP.

Dated:  March 31, 2005                  By       /s/  Mark R. Newburg
                                                 -------------------------------
                                                  Mark R. Newburg,
                                                  Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures             Title                             Date
------------------------------- --------------------------------- --------------
     /s/  Mark R. Newburg       Chief Executive Officer,          March 31, 2005
------------------------------- President, and Director
Mark R. Newburgi                (principal executive officer)

     /s/ Arnaldo F. Galassi     Chief Financial Officer           March 31, 2005
------------------------------- (principal financial and
Arnaldo F. Galassi              accounting officer)

    /s/  Glenn E. Wichinsky     General Counsel, Secretary,       March 31, 2005
------------------------------- and Director
Glenn E. Wichinsky

    /s/  Paul A. Harvey         Director                          March 31, 2005
-------------------------------
Paul A. Harvey

    /s/  Vincent Divito         Director                          March 31, 2005
-------------------------------
Vincent Divito

                                 VIRTGAME CORP.
                         Exhibit Index to Annual Report
                                 on Form 10-KSB
                      For the Year Ended December 31, 2004


Item No.    Description                                                          Method of Filing
--------    -----------                                                          ----------------

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

3.4         Certificate of Amendment dated August 25, 1999   Incorporated by reference to Exhibit 3.6 to
            to Certificate of Incorporation.                 Registration Statement on Form SB-2 filed on September
                                                             26, 2003.

3.5         Certificate of Amendment dated January 28,       Incorporated by reference to an exhibit to the
            2002 to Certificate of Incorporation.            Registrant's Definitive Information Statement dated
                                                             January 28, 2002.

3.6         Certificate of Designations of Series A          Incorporated by reference to Exhibit 3.8 to
            Preferred Stock.                                 Registration Statement on Form SB-2 filed on September
                                                             26, 2003.

3.7         Certificate of Designations of Series B          Incorporated by reference to Exhibit 3.9 to
            Preferred Stock.                                 Pre-Effective Amendment No. 1 to Registration Statement
                                                             filed on January 12, 2004

10.1*       VirtGame Corp. 2002 Stock Option and Grant       Incorporated by reference to Exhibit 10.1 to the
            Plan.                                            Registrant's Registration Statement on Form S-8 dated
                                                             February 8, 2002.

10.2        Exclusive Distributorship Agreement dated July   Incorporated by reference to Exhibit 10.6 to
            1, 2002 between the Registrant and Las Vegas     Registration Statement on Form SB-2 filed on September
            Dissemination Company, Inc.                      26, 2003.

10.3        Business Development Agreement dated April       Filed herewith
            2003 between the Registrant and United Coin
            Machine Co.

10.4*       Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.1 to the
            and Bruce Merati dated October 6, 2003.          Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2003.

10.5*       Employment Agreement dated August 11, 2004       Incorporated by reference to Exhibit 10.1 to the
            between Registrant and Mark Newburg              Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004

10.6*       Employment Agreement dated August 15, 2004       Incorporated by reference to Exhibit 10.2 to the
            between Registrant and Arnaldo Galassi           Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004

10.7*       Employment Agreement between VirtGame Corp.      Incorporated by reference to Exhibit 10.3 to the
            and Glenn E. Wichinsky dated September 1, 2004.  Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 2004

10.11       Agreement and Plan of Merger and                 Incorporated by reference to Exhibit 99.2 to the
            Reorganization dated as of February 19, 2005     Registrant's Current Report on Form 8-K dated February
            between, among others, VirtGame Corp. and        22, 2005
            Mikohn Gaming Corporation, a Nevada
            corporation d/b/a Progressive Gaming
            International Corporation

10.12       Secured Promissory Note dated February 19,       Incorporated by reference to Exhibit 99.3 to the
            2005 made by VirtGame Corp. in favor of Mikohn   Registrant's Current Report on Form 8-K dated February
            Gaming Corporation, a Nevada corporation d/b/a   22, 2005
            Progressive Gaming International Corporation

10.13       Security Agreement between VirtGame Corp. and    Incorporated by reference to Exhibit 99.4 to the
            Mikohn Gaming Corporation, a Nevada              Registrant's Current Report on Form 8-K dated February
            corporation d/b/a Progressive Gaming             22, 2005
            International Corporation

21          List of Subsidiaries.                            Incorporated by reference to Exhibit 21.1 to
                                                             Registration Statement on Form SB-2 filed on September
                                                             26, 2003

23          Consent of PKF.                                  Filed herewith.

31.1        Certification of Chief Executive Officer         Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

31.2        Certification of Chief Financial Officer         Filed herewith.
            pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32          Certification of Chief Executive Officer and     Filed herewith.
            Chief Financial Officer pursuant to 18 U.S.C.
            ss.1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.

-------------------------
* Indicates a management contract or compensatory plan or arrangement.