Form 10QSB
period 2005-03-31
VIRTGAME COM CORP
filed 2005-05-16
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                           Commission File No. 0-29800

                                 VirtGame Corp.
                 (Name of Small Business Issuer in its charter)



                Delaware                               33-0716247
   ----------------------------------      ----------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                       No.)



       5900 Pasteur Ct, Suite 110
          Carlsbad, California                            92008
   ----------------------------------      ----------------------------------
     (Address of principal executive                   (Zip Code)
                offices)


         Registrant's telephone number, including area code 760-438-1247
                                                            ------------

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

                                 YES [X] NO [ ]

The number of shares of common stock, $.00001 par value issuable and outstanding as of March 31, 2005 was 35,864,654

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X[.

                                 VIRTGAME CORP.

                        Table of contents for Form 10-QSB

                          Quarter Ended March 31, 2005
                                    unaudited



                                                                           Page
                                                                          Number
      PART 1 - FINANCIAL INFORMATION

            ITEM 1.  Financial Statements
               o    Consolidated Balance Sheets as of March 31, 2005        3
                    (unaudited) and December 31, 2004

               o    Consolidated Statements of Operations (unaudited)       4
                    for three months ended March 31, 2005 and March
                    31, 2004

               o    Consolidated Statements of Cash Flows (unaudited)       5
                    for three months ended March 31, 2005 and March
                    31, 2004

               o    Notes to Consolidated Financial Statements              7
                    (unaudited)


            ITEM 2. Management's Discussion and Analysis or Plan of        11
                    Operations

            ITEM 3. Controls And Procedures                                13

      PART II - OTHER INFORMATION

            ITEM 6. Exhibits                                               14

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 and DECEMBER 31, 2004

                                     ASSETS
                                                     March 31,      December 31,
                                                       2005              2004
                                                    (Unaudited)
                                                    ----------        ----------
Current assets:

   Cash and cash equivalents                         $183,887          $ 76,064
   Accounts receivable, net of allowances              98,496           162,400
   Prepaid expenses and other current assets           26,880            33,176
                                                    ----------        ----------

   Total current assets                               309,263           271,640
                                                    ----------        ----------

Noncurrent assets:
   Deposits                                             5,924             7,274
   Property and equipment, net                        196,357           190,953
   Capitalized software, net                         1,189,499         1,200,430
                                                    ----------        ----------

   Total noncurrent assets                           1,391,780         1,398,657
                                                    ----------        ----------

   Total assets                                     $1,701,043        $1,670,297
                                                    ==========        ==========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

                                                      March 31,     December 31,
                                                         2005           2004
                                                     (Unaudited)
                                                     ----------     ----------
Current liabilities:
   Accounts payable                                  $  318,954     $  177,254
   Accrued expenses                                     284,792        317,198
   Notes payable                                      1,171,831        250,000
                                                     ----------     ----------
   Total current liabilities                          1,775,577        744,452
                                                     ----------     ----------

Shareholders' (deficit) equity:
   Preferred stock, $.0001 par value, 10,000,000
      shares authorized,
      Series A, 1,942.5 and 1,992.5 shares issued
      March 31, 2005 and December 31,
      2004, respectively;                                     1              1
      Series B, 1,705 shares issued and outstanding
      at March 31, 2005 and December 31, 2004                --             --

   Common stock, $.00001 par value; 100,000,000
      shares authorized; 35,864,654 and 34,088,145
      shares issued and outstanding in 2005 and
      2004, respectively; 1,537,500 and 700,739
      issuable at March 31, 2005 and December 31,
      2004, respectively                                    348            348
   Additional paid-in capital                        27,112,263     27,126,513
   Deferred compensation                                (44,190)       (44,190)
   Receivable from exercise of options                  (99,900)      (140,250)
   Accumulated deficit                              (27,043,056)   (26,016,577)
                                                     ----------     ----------
   Total shareholders' (deficit) equity                 (74,534)       925,845
                                                     ----------     ----------
   Total liabilities and shareholders' (deficit)
    equity                                           $1,701,043     $1,670,297
                                                     ==========     ==========

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS For the three
                      months ended March 31, 2005 and 2004

                                                        Three months ended March 31,
                                                        2005                    2004
                                                       (Unaudited)           (Unaudited)
                                                   ------------------    ------------------
Revenue                                         $             73,501   $            18,950
  Cost of goods sold                                          56,994                 6,680
                                                   ------------------    ------------------
Gross profit                                                  16,507                12,270
                                                   ------------------    ------------------

Operating expenses (income):
   Salaries and payroll expenses                             183,818                99,386
   Research and development                                  127,564               145,898
   Variable award stock-based compensation                   (92,250)              (86,100)
   Other operating expenses                                  784,084               110,945
                                                ---------------------  --------------------
   Total expenses from operations                          1,003,216               270,129
                                                ---------------------  --------------------
     Loss from operations before financial
       expense and income taxes
                                                            (986,709)             (257,859)

Financial income (expense):
   Interest income                                                36                 4,090
   Other income                                                  111                    --
   Interest expense                                          (14,342)                   --
                                                ---------------------  --------------------
   Total financial expense                                   (14,195)              (21,135)
                                                ---------------------  --------------------
     Loss from operations before income taxes
                                                          (1,000,904)             (253,769)

Income tax expense                                                --                (4,817)
                                                ---------------------  --------------------
     Net loss                                   $         (1,000,904)   $         (258,586)
                                                =====================  ====================
Basic and diluted net loss per share            $              (0.03)   $            (0.01)
                                                =====================  ====================

Shares used to compute basic and diluted net
loss per share                                            35,040,723            31,361,835
                                                =====================  ====================

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the three
                      months ended March 31, 2005 and 2004

                                                             Three months ended March 31,
                                                             2005                   2004
                                                           (Unaudited)         (Unaudited)
                                                           -----------        -----------
Cash flows from operating activities:

   Net loss                                                $(1,000,904)       $   258,586
   Adjustments to reconcile net loss to net cash
   flows used in operating activities:
       Depreciation and amortization                            97,588            104,575
       Issuance of common stock, options and
         warrants for consulting fees and compensation         (92,250)           (76,600)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                  63,904           (319,932)
           Prepaid expenses and other current assets             6,296            (29,475)
           Deposits                                              1,350              2,085
           Accounts payable and accrued expenses                83,719            (43,746)
                                                           -----------        -----------
   Net cash flows used in operating activities                (840,297)          (190,389)
                                                           -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (16,877)           (47,612)
   Capitalization of software development cost                 (75,184)          (315,740)
                                                           -----------        -----------
   Net cash flows used in investing activities                 (92,061)          (363,352)
                                                           -----------        -----------

Cash flows from financing activities:
   Receipt of subscription receivable                           40,350                 --
   Proceeds from exercise of options and warrants               78,000                 --
   Current note payable                                        921,831                 --
                                                           -----------        -----------

   Net cash flows provided by financing activities           1,040,181                 --
                                                           -----------        -----------

Net decrease in cash and cash equivalents                      107,823           (553,741)

Cash and cash equivalents at beginning of period                76,064          2,629,219
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $   183,887        $ 2,075,478
                                                           ===========        ===========

Supplemental disclosures of non-cash investing and financing activities

   Unpaid dividends                                             25,575             25,225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      These consolidated financial statements of VirtGame Corp. (the "Company") do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for 2004. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Private Placement

      During December 2002 to April 2003 we sold 1,000,000 shares of our common stock at $0.50 a share to two accredited investors for an aggregate purchase price of $500,000 in private placements pursuant to agreements that included anti-dilution provisions. During the third quarter of 2003 additional 315,788 shares of common stock and warrants to purchase 700,000 shares of common stock, exercisable at $0.38 per share were issued to these two investors in accordance with these anti-dilution provisions.

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

      At March 31, 2005, of the 120 units of Series A preferred shares, holders of 42.3 units had converted 1,057.5 shares of Series A preferred shares to 2,782,877 shares of our common stock.

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

      During 2004, the Company received $2,625 from an option holder who exercised 10,500 common stock options at $0.25 per share. Also during 2004 the Company received two notes receivable from two other option holders who exercised 800,000 common stock options at $0.11 per share. The Company received a total of $154,000 in two notes representing both the options exercised during 2004, plus a $66,000 receivable as of December 31, 2003 from one of the option holders. The $154,000 notes receivable as of September 30, 2004 and the $66,000 receivable as of December 31, 2003, less amounts received to date are included in the shareholders' (deficit) equity section of the balance sheet.

      During 2004, the Company received $5,000 from an option holder who exercised 20,000 common stock options at $0.25 per share. Also during 2004 the Company converted 68,800 warrants originally issued in prior years into 35,597 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per warrant and the market value of the shares on the date the transaction was requested. The warrant holders were not required to make any payments through this exchange.

      During the quarter ending March 31, 2005, the Company received $50,500 from two option holder who exercised 202,000 common stock options at $0.25 per share. Also during the quarter ending March 31, 2005, the Company received $27,500 from two warrant holders who exercised 110,000 warrants at $0.25 per share. Also during the quarter ended March 31, 2005, the Company converted

70,000 warrants originally issued in prior years into 31,623 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per warrant and the market value of the shares on the date the transaction was requested. The warrant holders were not required to make any payments through this exchange. Also during the quarter ended March 31, 2005, the Company converted 2,215,000 options originally issued in prior years into 600,569 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per option and the market value of the shares on the date the transaction was requested. The option holder was not required to make any payment through this exchange.

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

      In December 2003, the SEC staff issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 104 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the quarter ended March 31, 2005 the Company recorded $0 in deferred revenues.

Capitalized Software

      Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the quarters ended March 31, 2005 and 2004 was $86,115 and $98,634 respectively. Research and development costs expensed for the quarters ended March 31, 2005 and 2004 were $127,564 and $145,898, respectively.

Loss per common share

      Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

      The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ended March 31, 2005 and 2004 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 3.7%, expected volatility of 70%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

      If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ended March 31, 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

      Three Months Ended March 31,                            2005                   2004
      Net loss:
                                           As reported    $  (1,000,904)       $  (258,586)
      Deduct: Stock based compensation
          included in reported net income
          net of related tax effects:                           (92,250)           (86,100)
      Deduct: Stock based employee
          compensation expense determined
          under fair value method, net of
          related tax results                                     $  (0)       $  (128,369)
                                                         -----------------------------------
                                           Pro forma         (1,093,154)          (473,055)
      Loss per Share:
                                           As reported           $(0.03)            $(0.01)
                                           Pro forma             $(0.03)            $(0.02)

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

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," ("SFAS No. 123R") a revision to SFAS 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the beginning of our next fiscal year. The Company currently believes that SFAS No. 123R does not have impact on its results of the current year's operations and financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Proposed Acquisition by Progressive Gaming

      On February 19, 2005, we entered into an Agreement and Plan of Merger and Reorganization with Progressive Gaming, pursuant to which we will be acquired by Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation ("Progressive Gaming") in a stock merger transaction. Pursuant to the agreement, Progressive Gaming will issue up to 2,000,000 shares of its common stock in exchange for all of our outstanding shares of common stock and preferred stock and all of our outstanding options and warrants, subject to a downward adjustment to the 2,000,000 share figure for amounts owed by us to Progressive Gaming as of the closing of the transaction and the amount by which our adjusted working capital is less than $100,000.

      Pursuant to our merger agreement, Progressive Gaming's obligation to consummate the proposed merger is subject to a number of conditions, including, without limitation, the absence of any material adverse change in our business, assets or prospects; the accuracy and completeness of our representations and warranties included in the merger agreement; our satisfaction of certain covenants on our part; the approval of the transaction by the Nevada Gaming Commission and our common and preferred stockholders; the absence of claims for dissenters rights by our shareholders holding, as a group, not more than 3% of our common shares; and the closing of the merger by no later than August 1, 2005, which can be extended for up to 90 days under certain circumstances. Some of the conditions, including certain covenants, stockholder and Nevada Gaming Commission approval and absence of dissenters rights, are outside of our control. There can be no assurance that the merger with Progressive Gaming will take place.

      On April 25, 2005, Progressive Gaming, filed with the Securities and Exchange Commission a registration statement on Form S-4 that included a prospectus of Progressive Gaming, a proxy statement of VirtGame, and other relevant documents in connection with the proposed transaction. Investors and security holders are advised to read the prospectus/proxy statement regarding the proposed merger because it contains important information. Investors and security holders may obtain a free copy of the prospectus/proxy statement and other documents filed by Progressive Gaming and VirtGame at the Securities and Exchange Commission's web site at www.sec.gov. The prospectus/proxy statement and such other documents may be obtained from VirtGame, when available, by directing such request to VirtGame Corp., 5900 Pasteur Ct, Suite 110, Carlsbad, CA, 92008, Attention: Investor Relations. The prospectus/proxy statement and such other documents may also be obtained, when available, from Progressive Gaming by directing such request to Progressive Gaming International Corporation, 920 Pilot Road, Las Vegas, Nevada, 89119, Attention: Investor Relations. A description of any interests that VirtGame's or Progressive Gaming 's directors and executive officers have in the proposed merger will be available in the prospectus/proxy statement. A copy of the Agreement and Plan of Merger and Reorganization was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2005 and is available at www.sec.gov.


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

      On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". The patent covers virtual gaming environments with verification of players' location to regulate access to players in authorized locations. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada. In June 2004 the Nevada Gaming Commission granted us an unrestricted gaming license without time limitations as a manufacturer and distributor.

      As a software development company, we do not operate Internet casinos, sports books or lotteries. Instead we have developed software products that are currently in use by licensed and regulated casinos, sports books and lotteries. While we intend to derive income directly from gaming activities, we intend to do so pursuant to arrangements with licensed casino, sports books and lottery operators in full compliance with applicable federal and state law. As a participant in the gaming industry, the regulatory environment in this industry directly affects us particularly as it relates to online casino gaming, sports wagering and lotteries and, as a result we will not participate in this environment.

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

      Sales to one casino customer represented 62% of our revenue during the three months ended March 31, 2005 and represented 42% of our accounts receivable as of March 31, 2005.

      In the first half of 2004 we installed a proprietary sports book network called Sports Bet Xpress (SBX) in 24 Las Vegas bars and taverns with restricted gaming licenses following a preliminary lab and audit approval. SBX is a private network for sports account wagering from neighborhood bars and taverns into participating Nevada race and sports books. The installation of the SBX remote wagering kiosk network and its regulatory field audit was completed by June, 2004. On August 26, 2004 our SBX product was approved by the Nevada Gaming Commission.

      During 2004 we produced twelve slot machines based on our proprietary open architecture server platform and for gaming lab approvals and demos. We submitted our server based machine platform to two gaming labs during June 2004. We are not certain when, or if, we will obtain the gaming lab approvals for our server based gaming slot machines or whether we can secure enough gaming content to make these machines commercially viable.

      Currently, all our revenues are derived from software licensing and maintenance fees relating to our race and sports book products. Our licensing revenues are currently characterized by a low volume of sales with high fees relative to other software products. We do not operate the race and sports book operation of our casino customers. We install our race and sports book software on commodity servers and PC's owned by the casino operator, and earn maintenance fees by supporting our software element of the system while the casino operator is responsible for the hardware and network maintenance. The casino operator pays us monthly maintenance fees which are less than the initial licensing fees that we normally receive after the operator starts using our software to take live wagers. Our maintenance agreements are typically subject to renewal every three to five years for about 75% of the initial licensing fees due on renewal date. Until we have meaningful recurring revenues from our maintenance and support services, we will be relying on new software licensing contracts for generating most of our revenues.

Comparison of operations

      Revenues from software application services were $73,501 for the three months March 31, 2005, compared to $18,950 for the three months ended March 31, 2004. The increase in revenues for the first three months of this year versus the prior year's first three months was primarily due to maintenance fee revenue generated by contracts signed in the second half of 2004.

      Cost of sales increased as a result of additional marketing and selling costs associated with license fees during the quarter ended March 31, 2005

      Operating expenses increased by 271% percent to $1,003,216 for the three months ended March 31, 2005 compared to $270,129 during the three months ended March 31, 2004. The increase in operating expenses was due to one-time legal, accounting and advisory fees associated with the anticipated merger with Progressive Gaming and also included higher payroll due to additional management added during the third quarter of 2004.

      Interest expense increased to $14,342 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. The increased expense is attributable to the penalty interest paid to the Series B preferred stock issued in December 2003, and interest attributable to the loan from Progressive Gaming
- draw downs were made in December 2004 and during the quarter ended March 31, 2005.

      Net loss for the three months ended March 31, 2005 was $1,000,904 compared to net loss of $253,769 for the three months ended March 31, 2004.

Liquidity and Capital Resources

      Our working capital as of March 31, 2005 was $(1,466,314), a decrease of $993,502 compared to the working capital of $(472,812) as of December 31, 2004. This decrease was a result of our drawing down on the loan from Progressive Gaming during the quarter ended March 31, 2005. As of March 31, 2005 our total liabilities and shareholders' (deficit) equity was $1,701,043 compared to total liabilities and shareholders' equity of $1,670,297 at December 31, 2004.


      In connection with its agreement to acquire us, Progressive Gaming has agreed lend us up to $2.5 million, subject to certain restrictions on the use of funds provided. As of May 12, we have borrowed $1,671,831 under this credit facility and we may borrow up to an additional $828,169. Interest accrues on the principal amount outstanding under the credit facility at an annual rate of 7%, which rate is subject to increase to 15% per annum in the event of a default. Our obligations under the credit facility are secured by our grant to Progressive of a security interest in substantially all of our assets. We believe that the Progressive Gaming credit facility will be sufficient to fund our operations and transactional expenses through the close of the merger acquisition. However, in the event that the merger with Progressive Gaming does not occur, we will need significant additional working capital in order to fund our continued gaming software development during fiscal 2005 and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. If we give no effect to our proposed acquisition by Progressive Gaming, including the $2.5 million credit facility, we estimate that we would need approximately $5 million of additional capital over the next 12 months in order to fund continued development and expected operating losses. In the event the merger with Progressive Gaming does not occur, we will endeavor to raise additional required funds through various financing sources by issuing additional shares of our securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern will be materially adversely affected.

      As discussed above, Progressive Gaming's obligation to consummate the proposed merger is subject to a number of conditions, and so there can be no assurance that we will complete our proposed acquisition by Progressive Gaming. If the merger with Progressive Gaming does not occur, we may be required to pay certain fees and expenses to Progressive Gaming. If the merger agreement is terminated by Progressive Gaming in the context of what is referred to in the merger agreement as a "triggering event", which includes a number of scenarios but all of which, for all practical purposes, relate to our board of directors' decision to no longer pursue or support the proposed acquisition by Progressive Gaming, we may be required to pay Progressive Gaming $500,000 plus their out of pocket expenses incurred in the merger transaction. If the merger agreement fails to close or is terminated by either Progressive Gaming or us under certain other circumstances, we may be required to pay Progressive Gaming up to $500,000. In the event the merger agreement is terminated for any reason, we will be required to repay Progressive Gaming all amounts borrowed and outstanding under the $2.5 million credit facility within 90 days of the termination of the merger agreement. In the event that the merger agreement is terminated, it is unlikely that we will have sufficient funds with which to pay any fees or expenses owed to Progressive Gaming. This would be in addition to our need to find an alternative source of capital to fund our continued operations

Off Balance Sheet Arrangements

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


ITEM 3. Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, ensuring that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal controls or in other factors, which could materially affect internal controls subsequent to the date we carried out our evaluation. Nonetheless, management is in the process of implementing policies and procedures to strengthen existing processes. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 11 full time employees, the effectiveness of our controls heavily depended on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6. Exhibits

       2.1 Agreement and Plan of Merger and Reorganization dated as of February 19, 2005 between, among others, VirtGame Corp. and Mikohn Gaming Corporation, a Nevada corporation d/b/a Progressive Gaming International Corporation (Incorporated by reference to Exhibit
             99.2 to the registrant's Current Report on Form 8-K filed on February 22, 2005).

       4.1 Secured Promissory Note (Incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on February 22, 2005).

       4.2 Security Agreement dated February 19, 2005 between VirtGame Corp. and Mikohn Gaming Corporation, a Nevada corporation d/b/a Progressive Gaming International Corporation (Incorporated by reference to Exhibit 99.4 to the registrant's Current Report on
            Form 8-K filed on February 22, 2005).

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Furnished electronically herewith).

      32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C
             Section 1350 (Furnished electronically herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VirtGame Corp.
                                        (Registrant)

Date:     May 13, 2005                  /s/  MARK NEWBURG
                                        -----------------------------------
                                        Mark Newburg
                                        Chief Executive Officer