Form 10QSB
period 2005-06-30
VIRTGAME COM CORP
filed 2005-08-15
CIK 1040022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                           Commission File No. 0-29800

                                 VirtGame Corp.
                             ----------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                      33-0716247
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       5900 Pasteur Ct, Suite 110                                92008
          Carlsbad, California                              --------------
----------------------------------------                      (Zip Code)
(Address of principal executive offices)


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

                                              YES |X|  NO |_|

The number of shares of common stock, $.00001 par value issuable and outstanding as of August 10, 2005 was 36,652,906

Transitional Small Business Disclosure Format (Check one): Yes|_|  No |X| .

                                 VIRTGAME CORP.

                        Table of contents for Form 10-QSB

                           Quarter Ended June 30, 2005
                                   (unaudited)


                                                                                      Page
                                                                                     Number
PART 1 - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

           o    Consolidated Balance Sheets as of June 30, 2005 (unaudited)            3
                and December 31, 2004

           o    Consolidated Statements of Operations (unaudited) for six months       4
                and three months ended June 30, 2005 and 2004

           o    Consolidated Statements of Cash Flows (unaudited) for six months       5
                ended June 30, 2005 and 2004

           o    Notes to Consolidated Financial Statements (unaudited)                 6

       ITEM 2.  Management's Discussion and Analysis or Plan of Operations             11

       ITEM 3.  Controls And Procedures                                                15

PART II - OTHER INFORMATION

       ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds            16

       ITEM 6.  Exhibits                                                               16

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 and DECEMBER 31, 2004

                                     ASSETS

                                                                              June 30,      December 31,
                                                                                2005            2004
                                                                            (Unaudited)
                                                                            ------------    ------------
Current assets:
     Cash and cash equivalents                                              $     88,488    $     76,064
     Accounts receivable, net of allowances                                      148,776         162,400
     Prepaid expenses and other current assets                                    10,264          33,176
                                                                            ------------    ------------
     Total current assets                                                        247,528         271,640
                                                                            ------------    ------------
Noncurrent assets:
     Deposits                                                                      5,924           7,274
     Property and equipment, net                                                 184,337         190,953
     Capitalized software, net                                                 1,161,201       1,200,430
                                                                            ------------    ------------
     Total noncurrent assets                                                   1,351,462       1,398,657
                                                                            ------------    ------------
     Total assets                                                           $  1,598,990    $  1,670,297
                                                                            ============    ============

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

 Current liabilities:
     Accounts payable                                                       $    139,016    $    177,254
     Accrued expenses                                                            851,934         317,198
     Notes payable                                                             1,896,831         250,000
                                                                            ------------    ------------
     Total current liabilities                                                 2,887,781         744,452
                                                                            ------------    ------------

 Shareholders' (deficit) equity:
      Preferred stock, $.0001 par value, 10,000,000
         shares authorized,
         Series A, 1,942.5 and 1,992.5 shares issued and
          outstanding in 2005 and 2004, respectively;                                  1               1
         Series B, 1,705 shares issued and outstanding                                --              --

 Common stock, $.00001 par value; 100,000,000 shares
         authorized; 36,220,672 and 34,088,145 shares
         issued  and  outstanding in 2005 and  2004, respectively;
           737,879 and 700,739 issuable in 2005 and 2004, respectively               370             348
     Additional paid-in capital                                               27,352,240      27,126,513
     Deferred compensation                                                       (44,190)        (44,190)
     Receivable from exercise of options                                         (99,900)       (140,250)
     Accumulated deficit                                                     (28,497,312)    (26,016,577)
                                                                            ------------    ------------
     Total shareholders' (deficit) equity                                     (1,288,791)        925,845
                                                                            ------------    ------------
     Total liabilities and shareholders' (deficit) equity                   $  1,598,990    $  1,670,297
                                                                            ============    ============

                                 VIRTGAME CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      Six months ended June 30,     Three months ended June 30,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Revenue:                                           $    247,456    $    245,525    $    173,955    $    226,575
   Cost of goods sold                                   154,752          48,890          97,758          42,300
                                                   ------------    ------------    ------------    ------------
Gross profit                                             92,704         196,545          76,197         184,275

Operating expenses (income):
     Salaries and payroll expenses                    1,026,332         199,177         742,413          99,791
     Research and development                           250,314         284,107         122,749         138,209
     Variable award stock-based compensation            (92,250)       (141,450)             --         (55,350)
     Other operating expenses                         1,295,400         397,798         511,319         286,007
                                                   ------------    ------------    ------------    ------------
     Total expenses from operations                   2,479,796         739,632       1,376,481         468,657
                                                   ------------    ------------    ------------    ------------
        Loss from operations before financial
           expense and income taxes                  (2,387,092)       (543,087)     (1,300,284)       (284,382)

Financial income (expense):
     Interest income                                         41          10,242               6           6,152
     Other income                                           111              --              --              --
     Interest expense                                   (39,977)             --         (25,635)             --
                                                   ------------    ------------    ------------    ------------
     Total financial expense                            (39,825)         10,242         (25,629)          6,152
                                                   ------------    ------------    ------------    ------------
        Loss from operations before income taxes     (2,426,917)       (553,329)     (1,325,913)       (278,230)

Tax expense                                              (2,668)         (7,755)         (2,668)         (2,938)
                                                   ------------    ------------    ------------    ------------
        Net loss                                   $ (2,429,585)   $   (561,084)   $ (1,328,581)   $   (281,168)
                                                   ============    ============    ============    ============
Basic and diluted net loss per share               $      (0.07)   $      (0.02)   $      (0.04)   $      (0.01)
                                                   ============    ============    ============    ============
Shares used to compute basic
     loss per share                                  35,916,705      33,377,715      36,787,147      33,433,910
                                                   ============    ============    ============    ============

                                 VIRTGAME CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                               Six months ended June 30,
                                                                                 2005           2004
                                                                              -----------    -----------
Cash flows from operating activities:
           Net loss                                                           $(2,429,585)   $  (590,903)
           Adjustments to reconcile net loss
             to net cash flows used in operating activities:
                                                                                  199,464        224,306
                Depreciation and amortization
                Issuance of common stock options and warrants
                   for consulting fees and compensation and adjustment to
                   variable options                                              (147,750)      (129,325)
                Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Accounts receivable                                          13,624        (44,817)
                      Inventory                                                        --        (96,207)
                      Prepaid expenses and other current assets                    22,913        (18,127)
                      Deposits                                                      1,350          2,085
                   Increase in:
                      Accounts payable and accrued expenses                       445,348        (38,696)
                                                                              -----------    -----------
           Net cash flows used in operating activities                         (1,599,136)      (691,684)
                                                                              -----------    -----------
Cash flows from investing activities:
           Purchase of property and equipment                                     (16,877)       (39,416)
           Capitalization of software development cost                           (136,744)      (547,136)
                                                                              -----------    -----------
           Net cash flows used in investing activities                           (153,621)      (586,552)
                                                                              -----------    -----------
Cash flows from financing activities:
           Current Note Payable                                                 1,646,831             --
           Receipt of subscription receivable                                      40,350             --
           Proceeds from exercise of options and warrants                          78,000             --
                                                                              -----------    -----------
           Net cash flows provided by financing activities                      1,765,181             --
                                                                              -----------    -----------
Net decrease in cash and cash equivalents                                          12,424     (1,278,236)
Cash and cash equivalents at beginning of period                                   76,064      2,629,219
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $    88,488    $ 1,350,983
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
           Interest                                                           $        --    $        --
                                                                              ===========    ===========
           Taxes                                                              $        --    $     7,755
                                                                              ===========    ===========
Supplemental disclosure of noncash investing and financing activities:
           Declared dividends on Preferred
             Series B shares                                                  $    51,150    $    51,150
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

Equity Transactions

      During 2004 two option holders exercised a total of 800,000 common stock options at $0.11, in consideration of their delivery of promissory notes. At the time of exercise, one of the option holders had an outstanding payable to the Company in the amount of $66,000. The promissory notes delivered to the Company in connection with the option exercises were in the aggregate original principal amount of $154,000, consisting of the exercise price of $88,000 and the conversion of the outstanding payable in the amount of $66,000 into note form. The $154,000 of notes receivable as of September 30, 2004 and the $66,000 receivable as of December 31, 2003, less amounts received to date are included in the shareholders'(deficit) equity section of the balance sheet. The remaining balances of the original $154,000 in notes receivable were paid in full on July 20, 2005 (See "Subsequent Events" below).

      During 2004, the Company received $2,625 from an option holder who exercised 10,500 common stock options at $0.25 per share. Also, during 2004, the Company received $5,000 from an option holder who exercised 20,000 common stock options at $0.25 per share. During 2004 the Company converted 68,800 warrants originally issued in prior years into 35,597 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per warrant and the market value of the shares on the date the transaction was requested. The warrant holders were not required to make any payments through this exchange.

      During the quarter ending March 31, 2005, the Company received $50,500 from two option holders who exercised 202,000 common stock options at $0.25 per share. Also during the quarter ending March 31, 2005, the Company received $27,500 from two warrant holders who exercised 110,000 warrants at $0.25 per share. Also during the quarter ended March 31, 2005, the Company converted 70,000 warrants originally issued in prior years into 31,623 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per warrant and the market value of the shares on the date the transaction was requested. The warrant holders were not required to make any payments through this exchange. Also during the quarter ended March 31, 2005, the Company converted 2,215,000 options originally issued in prior years into 600,569 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per option and the market value of the shares on the date the transaction was requested. The option holder was not required to make any payment through this exchange.

      During the quarter ended June 30, 2005, the Company converted 175,000 options originally issued in prior years into 56,757 shares of the Company's common stock. The number of shares issued was the difference between the exercise price per option and the market value of the shares on the date the transaction was requested. The option holder was not required to make any payment through this exchange. Also, during the six months ended June 30, 2005, a Series A shareholder converted 50 shares into 131,578 shares of the Company's common stock. At June 30, 2005, of the 120 units of Series A preferred shares, holders of 42.3 units had converted 1,057.5 shares of Series A preferred shares to 2,782,877 shares of our common stock.

      During the quarter ended June 30, 2005, the Company issued 1,000,000 shares of restricted stock for a licensing agreement with a third party whereby it would be granted exclusive licenses to certain proprietary information and as a finder fee to an unrelated party in conjunction with this license agreement.

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

SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

      The Company generates revenue as an application software provider for the gaming industry.

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

Capitalized Software

      Effective January 1, 1999 the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Capitalized software is amortized over five years and the amortization expense for the three months ended June 30, 2005 and 2004 was $90,246 and $114,302 respectively. Research and development costs expensed for the three months ended June 30, 2005 and 2004 were $122,749 and $138,209 respectively.

Loss per common share

      Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. The common shares issuable upon exercise of employee stock options and stock warrants have not been included in the computation of loss per common share because their inclusion would have an anti-dilutive effect.

      The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending June 30, 2005 and 2004 using the minimum value method as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates of 4.03%, expected volatility of 79.8%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the vesting period of options granted.

      If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending June 30, 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:


Six Months Ended June 30,                               2005           2004
Net loss:
                                     As reported    $  (2,429,585)   $(590,903)
Deduct: Stock based compensation
    included in reported net income
    net of related tax effects:                                (0)          (0)
Deduct: Stock based employee
    compensation expense determined
    under fair value method, net of
    related tax results                             $          (0)   $(211,339)
                                                    ----------------------------
                                     Pro forma         (2,429,585)    (802,242)
Loss per Share:
                                     As reported    $       (0.07)   $   (0.02)
                                     Pro forma      $       (0.07)   $   (0.02)

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

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, which is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will impact its financial statements.

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.

Subsequent Event

      On July 20, 2005 the Company received payment of $31,195.21 in cash and obtained the release of a $75,000 claim against the Company in satisfaction of the remaining balance in principal and interest owed to the Company pursuant to promissory notes in the original principal amount of $154,000 received by the Company in August 2004 as payment of the exercise price of certain stock options.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Proposed Acquisition by Progressive Gaming

      On February 19, 2005, we entered into an Agreement and Plan of Merger and Reorganization with Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation ("Progressive Gaming"), pursuant to which we will be acquired by Progressive Gaming a stock merger transaction. Pursuant to the agreement, Progressive Gaming will issue up to 2,000,000 shares of its common stock in exchange for all of our outstanding shares of common stock and preferred stock and all of our outstanding options and warrants, subject to a downward adjustment to the 2,000,000 share figure for amounts owed by us to Progressive Gaming as of the closing of the transaction and the amount by which our adjusted working capital is less than $100,000.

      Pursuant to our merger agreement, as amended, Progressive Gaming's obligation to consummate the proposed merger is subject to a number of conditions, including, without limitation, the absence of any material adverse change in our business, assets or prospects; the accuracy and completeness of our representations and warranties included in the merger agreement; our satisfaction of certain covenants on our part; the approval of the transaction by the Nevada Gaming Commission and our common and preferred stockholders; the absence of claims for dissenters rights by our shareholders holding, as a group, not more than 3% of our common shares; and the closing of the merger by no later than October 1, 2005, which can be extended for up to 90 days under certain circumstances. Some of the conditions, including certain covenants, stockholder and Nevada Gaming Commission approval and absence of dissenters' rights, are outside of our control. There can be no assurance that the merger with Progressive Gaming will take place.

      On April 25, 2005, Progressive Gaming, filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-4 that included a prospectus of Progressive Gaming, a proxy statement of VirtGame, and other relevant documents in connection with the proposed transaction. Amended Forms S-4/A were filed with the SEC on June 3, 2005, June 28, 2005, August 1, 2005 and August 8, 2005. Investors and security holders are advised to read the prospectus/proxy statement regarding the proposed merger because it contains important information. Investors and security holders may obtain a free copy of the prospectus/proxy statement and other documents filed by Progressive Gaming and VirtGame at the SEC's web site at www.sec.gov. The prospectus/proxy statement and such other documents may be obtained from VirtGame, when available, by directing such request to VirtGame Corp., 5900 Pasteur Ct, Suite 110, Carlsbad, CA, 92008, Attention: Investor Relations. The prospectus/ proxy statement and such other documents may also be obtained, when available, from Progressive Gaming by directing such request to Progressive Gaming International Corporation, 920 Pilot Road, Las Vegas, Nevada, 89119, Attention: Investor Relations. A description of any interests that VirtGame's or Progressive Gaming's directors and executive officers have in the proposed merger will be available in the prospectus/proxy statement. A copy of the Agreement and Plan of Merger and Reorganization was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2005 and is available at www.sec.gov.

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

      On July 1, 2004, we filed two provisional patent applications for "Method for Secure Generation of a Random Number in a Gaming System" and "Secure Server-Based Gaming Platform" with the United States Patent and Trademark Office. The first patent application covers a secure methodology for a random number generator (RNG) and involves generating a RNG sequence using a RNG algorithm and RNG seed within a secure gaming system. The second patent application provides a secure server-based gaming platform that ensures the integrity of a client-based gaming system with real-time auditing of game play, real-time monitoring of system integrity and a remote event system that provides real-time notification of all events originating on a client platform to a game server. On July 23, 2005, two U.S. non-provisional applications and two PCT international applications were filed claiming the benefit of these provisional applications.

      On November 12, 2004, we filed three additional provisional patent applications with the United States Patent and Trademark Office: "Method for Pari-Mutuel Sportsbook", "Method for Video Lottery" and "Method for Lottery based on Sports Events".

      On January 21, 2003, the United States Patent and Trademark Office awarded us patent # 6,508,710 for "Gaming System with Location Verification". On November 2, 2004, the United States Patent and Trademark Office Awarded US patent # 6,811,488, also entitled "Gaming System with Location Verification". These patents cover virtual gaming environments with verification of players' location to regulate access to players in authorized locations. During the first quarter of year 2003 we licensed our sports wagering software to several casinos in Nevada. In June 2004 the Nevada Gaming Commission granted us an unrestricted gaming license without time limitations as a manufacturer and distributor. A European patent application corresponding to the issued U.S. patents is also pending.

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

      Sales to two casino customers represented 78% of our revenue during the three months ended June 30, 2005 and represented 66% of our accounts receivable as of June 30, 2005.

      During 2004 and 2005 we installed a proprietary sports book network called Sports Bet Xpress (SBX) in 26 Las Vegas bars and taverns with restricted gaming licenses following a preliminary lab and audit approval. SBX is a private network for sports account wagering from neighborhood bars and taverns into participating Nevada race and sports books. The installation of the SBX remote wagering kiosk network and its regulatory field audit was completed in June 2004. On August 26, 2004 our SBX product was approved by the Nevada Gaming Commission.

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

Comparison of operations

      Revenues from software application services were $173,955 for the three months June 30, 2005 compared to $226,575 for the three months ended June 30, 2004. Revenues for the six months June 30, 2005, were $247,456 compared to $245,525 for the six months ended June 30, 2004. The decrease in revenues for the three months ended June 30, 2004 versus the prior year's was due to a decrease in the number of new Primeline customer contracts and associated initial licensing fees.

      Operating expenses increased by 194% to $1,376,481, for the three months ended June 30, 2005 compared to $468,657 during the three months ended June 30, 2004. The increase in operating expenses was primarily due to a $660,000 accrual for severance and other officer terminations based on a closing date for the acquisition of September 30, 2005 and consulting expenses of $240,000. The operating expense increases were offset by modest expense decreases in research and development ($15,500) and other operating expenses ($14,700). For the six months ended June 30, 2005 operating expenses increased by 235% to $2,479,796 compared to $739,632 during the six months ended June 30, 2004. The increase in operating expenses was due to approximately $450,000 in legal, auditing and other merger related expenses in addition to a $660,000 accrual for severance and other officer terminations based on a closing date for the acquisition of September 30, 2005 and consulting expenses of $500,000. The operating expense increases were offset by modest expense decreases in research and development ($34,000) and variable award stock compensation ($49,000).

      Interest expense increased to $25,635 for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004. For the six months ended June 30, 2005 interest expense increased by $39,979 due to the borrowing from Progressive Gaming as part of the merger agreement.

      In summary, net loss for the three months ended June 30, 2005 was $1,328,581 compared to net loss of $281,168 for the three months ended June 30, 2004. The increase in our net loss for the second quarter of 2005 was due to a decrease in revenue and an increase in operating expenses compared to same period in 2004. For the six months ended June 30, 2005 net loss was $2,429,585 compared to $561,084 for the prior year's six months.

Liquidity and Capital Resources

      Our working capital deficit as of June 30, 2005 was $(2,640,253), an increase of $2,167,441 compared to the working capital deficit of $(472,812) as of December 31, 2004. This increase is almost all attributable to the increase in borrowing from Progressive Gaming (see below). As of June 30, 2005 our shareholders' deficit was $1,288,791, compared to shareholders' equity of $925,845 at December 31, 2004.

      In connection with its agreement to acquire us, Progressive Gaming has agreed lend us up to $2.5 million, subject to certain restrictions on the use of funds provided. As of July 30, 2005, we have borrowed $2,175,000 under this credit facility and we may borrow up to an additional $325,000. Interest accrues on the principal amount outstanding under the credit facility at an annual rate of 7%, the rate is subject to increase to 15% per annum in the event of a default. Our obligations under the credit facility are secured by our grant to Progressive of a security interest in substantially all of our assets. We believe that the Progressive Gaming credit facility will be sufficient to fund our operations and transactional expenses through the close of the merger acquisition. However, in the event that the merger with Progressive Gaming does not occur, we will need significant additional working capital in order to fund our continued gaming software development during fiscal 2005 and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. If we give no effect to our proposed acquisition by Progressive Gaming, including the $2.5 million credit facility, we estimate that we would need approximately $5 million of additional capital over the next 12 months in order to fund continued development and expected operating losses. In the event the merger with Progressive Gaming does not occur, we will endeavor to raise additional required funds through various financing sources by issuing additional shares of our securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern will be materially adversely affected.

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

ITEM 3. Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in our internal controls or in other factors, which could materially affect internal controls subsequent to the date we carried out our evaluation. Nonetheless, management is in the process of implementing policies and procedures to strengthen existing processes. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken. As a small organization with 10 full time employees, the effectiveness of our controls heavily depended on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2. Unregistered sales of and use of proceeds

      In May 2005, we issued a total of 1,000,000 shares of our common stock to two vendors for licensing and marketing services provided to the Company for which the agreements were signed in 2004. The shares were included in previous calculations of diluted shares in connection with the Progessive Gaming merger agreement. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements provided in Section 4(2) of such Act.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            10.1 Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of July 29, 2005, by and among Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and VirtGame Corp.

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


                                      VirtGame Corp.
                                      (Registrant)

Date:    August 15, 2005              /s/  MARK NEWBURG
                                      --------------------------------
                                           Mark Newburg
                                           Chief Executive Officer